Form 10QSB
period 2006-06-30
Saltys Warehouse, Inc.
filed 2006-08-14
CIK 1343979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1343979

SALTY’S WAREHOUSE, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1850 Southeast 17th Street, Suite 300, Ft. Lauderdale, FL  33316

(Address of principal executive offices)

(954) 356-8111

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 14, 2006, the number of shares of Common Stock issued and outstanding was 18,550,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALTY’S WAREHOUSE, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$873	$47,026
Accounts receivable	1,636	5,000
Inventory	—	1,720

TOTAL CURRENT ASSETS	$2,509	$53,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,447	$25,632

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value Authorized 25,000,000 shares
Issued and outstanding, 18,550,000 shares at June 30, 2006 and 16,300,000 at June 30, 2005	92,821	$70,321
Accumulated deficit	(97,759)	(42,207)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,938)	28,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,509	$53,746

See Accompanying Notes

SALTY’S WAREHOUSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET REVENUE	$894	$72	$1,785	$769

OPERATING EXPENSES
Professional Fees	7,823	2,862	26,964	2,862
Other	770	837	1,347	1,313

TOTAL OPERATING EXPENSES	8,593	3,699	28,311	4,175

NET REVENUES LESS OPERATING EXPENSES	(7,699)	(3,627)	(26,526)	(3,406)

INTEREST INCOME	18	153	34	153

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,681)	(3,474)	(26,492)	(3,253)

PROVISION FOR INCOME TAXES	—	—	—
NET (LOSS)	$(7,681)	$(3,474)	$(26,492)	$(3,253)

NET (LOSS) PER SHARE

BASIC AND DILUTED	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIS AND DILUTED	17,369,672	16,006,667	17,369,672	16,227,123

See Accompanying Notes

SALTY’S WAREHOUSE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

BALANCE, JANUARY 1, 2005	15,900,000	$66,321	$(38,954)	$27,367

COMMON STOCK ISSUED FOR CASH	400,000	4,000	—	4,000

NET (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2005	—	—	(3,253)	(3,253)

BALANCE, JUNE 30, 2005	16,300,000	$70,321	$(42,207)	$28,114

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

BALANCE, JANUARY 1, 2006	16,300,000	$70,321	$(71,267)	$(946)

COMMON STOCK ISSUED FOR CASH	2,250,000	22,500	—	22,500

NET (LOSS) FOR SIX MONTHS ENDED JUNE 30, 2006	—	—	(26,492)	(26,492)

BALANCE, JUNE 30, 2006	18,550,000	$92,821	$(97,759)	$(4,938)

See Accompanying Notes

SALTY’S WAREHOUSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)	$(26,492)	$(3,253)
Changes in operating assets and liabilities
Accounts receivable	(1,473)	(2,500)
Inventory	—	(1,720)

NET CASH (USED) BY OPERATING ACTIVITIES	(40,909)	(9,360)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	22,500	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,500	4,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,409)	(5,360)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,282	52,386

CASH AND CASH EQUIVALENTS, END OF PERIOD	$873	$47,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See Accompanying Notes

SALTY’S WAREHOUSE, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Salty’s Warehouse, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

NOTE 2   COMMON STOCK ISSUED FOR CASH

On April 3, 2006, the Company issued 2,250,000 shares of common stock at $0.01 per share equally to three officers of the Company.

NOTE 3   GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the ability to seek sources of capital, and in attaining future profitable operations. Our management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Nature of Operations

Salty’s Warehouse, Inc. was incorporated in Florida on July 16, 1998 and is engaged in selling name brand consumer products over the Internet. We focus on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although we also sell assorted other goods such as watches, sunglasses and sports games. Some of the brand names we currently offer include: Compaq®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®, Harman Kardon®, Panamax®, Seiko® and Movado®.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

Revenue Recognition

We account for revenues pursuant to SAB 101 — “Revenue Recognition” and EITF 99-19 — “Reporting Revenue Gross as a Principal versus Net as an Agent.” Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

Shipping and Handling Costs

Our policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. At June 30, 2006, we had stock options outstanding that could potentially be exercised into 300,000 additional shares. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should we report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding options were exercised and converted into common shares.

Common Stock Issued For Services

We value common stock issued for services at the fair market value of the shares issued or the value of the services received, whichever is more readily determinable.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the ability in our endeavors to seek sources of capital, and in attaining future profitable operations. Our management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Results of Operations

You should read the selected financial data set forth below along with “Management’s Discussion and Analysis” and our financial statements and the related notes. We have derived the financial data from our unaudited financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$1,785	$769	$894	$72
Net (loss)	(26,492)	(3,253)	(7,681)	(3,474)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 (unaudited)

Revenues

Our net revenues for the six months ended June 30, 2006 were $1,785 as compared to net revenues of $769 for the six months ended June 30, 2005, an increase of $1,016 or 132%. All revenues were from the sale of products on the Salty’s Warehouse website. This change in our revenues is primarily the result of the competitive environment in which we operate. Our net revenue is net of the wholesale price and shipping charges we pay to our suppliers for products sold on the website.

Expenses

Our total operating expenses for the six months ended June 30, 2006 were $28,311 compared to $4,175 for the six months ended June 30, 2005. The increase of $24,136 is mostly attributable to our accounting and legal expenses.

Net Loss

Primarily as a result of the increase in accounting and legal expenses, we had a net loss of $26,492 for the six months ended June 30, 2006 compared to a net loss of $3,253 for the same period in the prior year.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 (unaudited)

Revenues

Our net revenues for the three months ended June 30, 2006 were $894 as compared to net revenues of $72 for the three months ended June 30, 2005, an increase of 1,141%. All revenues were from the sale of products on the Salty’s Warehouse website. Our management believes that the increase in net sales from 2006 to 2005 was primarily due to the competitive environment in which we operate.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2005 were $8,593 compared to $3,699 for the three months ended June 30, 2005. Expenses consisted primarily of general operating expenses and professional fees. The increase of $4,894 is attributed to professional preparation of a registration statement.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	June 30,	June 30,
	2006	2005

Current assets	$2,509	$53,746
Current liabilities	7,447	25,632

Working Capital (Deficit)	$(4,938)	$28,114

The decrease in working capital is primarily due to the net loss from operations.

Net cash used by operating activities was $40,909 for the six months ended June 30, 2006 due to:

Used in operations to fund net loss	$26,492
Increase in accounts receivable	1,473
Payment of accounts payable and accrued expenses	12,944

$40,909

Net cash used by operating activities was $9,360 for the six months ended June 30, 2005 due to:

Used in operations to fund net loss	$3,253
Increase in accounts receivable and inventory	4,220
Payment of accounts payable and and accrued expenses	1,887

$9,360

Net cash flows from financing activities increased for the six months ended June 30, 2006 and June 30, 2005 from the issuance of common stock for cash as follows:

Six months ended June 30, 2006 -	$22,500
Six months ended June 30, 2005 -	$4,000

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business.

Fluctuations in Operating Result; Seasonality

Annual and quarterly fluctuations in our results of operations may be caused by the timing and quantity of orders from our customers. Our future results also may be affected by a number of factors, including our ability to offer our services and applications at competitive prices and to anticipate customer demands. Our results may also be affected by economic conditions in the geographical areas in which we operate. All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation since we began operations.

ITEM 3.                    CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures within 90 days of the date of this report and believe that our disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against us.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, we sold 750,000 shares of common stock to each of our officers and directors, Earl T. Shannon, Steven W. Hudson and Scott W. Bodenweber, for the purchase price of $0.01 per share for an aggregate of 2,250,000 shares and gross proceeds to us of $22,500. This issuance was exempt from the registration provisions of the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

The following Exhibits are filed herein:

No.	Title

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 14, 2006	SALTY’S WAREHOUSE, INC.

/s/ Earl T. Shannon
BY: Earl T. Shannon
ITS: President
(Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)