Form 10QSB
period 2006-09-30
Saltys Warehouse, Inc.
filed 2006-11-13
CIK 1343979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of October 31, 2006, the number of shares of common stock issued and outstanding was 22,450,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SALTY’S WAREHOUSE, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,656	$33,888

TOTAL CURRENT ASSETS	$39,656	$33,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$35,123	$18,100

STOCKHOLDERS’ EQUITY
Common stock, no par value Authorized 25,000,000 shares Issued and outstanding, 22,450,000 shares at September 30, 2006 and 16,300,000 at September 30, 2005	131,821	70,321
Accumulated deficit	(127,288)	(54,533)

TOTAL STOCKHOLDERS’ EQUITY	4,533	15,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,656	$33,888

See Accompanying Notes

SALTY’S WAREHOUSE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NET REVENUE	$453	$1,124	$2,238	$1,895

OPERATING EXPENSES
Professional Fees	29,136	12,630	56,100	15,492
Other	846	899	2,193	2,212

TOTAL OPERATING EXPENSES	29,982	13,529	58,293	17,704

NET REVENUES LESS OPERATING EXPENSES	(29,529)	(12,405)	(56,055)	(15,809)

INTEREST INCOME	—	79	34	230

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(29,529)	(12,326)	(56,021)	(15,579)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS)	$(29,529)	$(12,326)	$(56,021)	$(15,579)

NET (LOSS) PER SHARE

BASIC AND DILUTED	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIS AND DILUTED	18,940,000	16,300,000	17,912,087	16,202,564

See Accompanying Notes

SALTY’S WAREHOUSE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

BALANCE, JANUARY 1, 2005	15,900,000	$66,321	$(38,954)	$27,367

COMMON STOCK ISSUED FOR CASH	400,000	4,000	—	4,000

NET (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	—	—	(15,579)	(15,579)

BALANCE, SEPTEMBER 30, 2005	16,300,000	$70,321	$(54,533)	$15,788

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

BALANCE, JANUARY 1, 2006	16,300,000	$70,321	$(71,267)	$(946)

COMMON STOCK ISSUED FOR CASH	6,150,000	61,500	—	61,500

NET (LOSS) FOR NINE MONTHS ENDED SEPTEMBER 30, 2006	—	—	(56,021)	(56,021)

BALANCE, SEPTEMBER 30, 2006	22,450,000	$131,821	$(127,288)	$4,533

See Accompanying Notes

SALTY’S WAREHOUSE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)	$(56,021)	$(15,579)
Changes in operating assets and liabilities:
Refundable professional fees	—	2,500
Accounts receivable	163	—
Accounts payable and accrued expenses	14,732	(9,419)

NET CASH (USED) BY OPERATING ACTIVITIES	(41,126)	(22,498)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	61,500	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,500	4,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,374	(18,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,282	52,386

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,656	$33,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See Accompanying Notes

SALTY’S WAREHOUSE, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

NOTE 1                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Salty’s Warehouse, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

NOTE 2                         COMMON STOCK ISSUED FOR CASH

During the nine months ended September 30, 2006, the Company issued the following shares of common stock:

On April 4, 2006, 2,250,000 shares of common stock were issued to three shareholders with an aggregate fair value of $22,500, in exchange for cash. The price of the stock was $.01 per share.

On September 22, 2006, 3,900,000 shares of common stock were issued to three shareholders, with an aggregate fair value of $39,000.  The price of the stock was $.01 per share.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

Salty’s Warehouse, Inc. (the “Company”) was incorporated in Florida on July 16, 1998 and is engaged in selling name brand consumer products over the Internet.  The Company focuses on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sells assorted other goods such as watches, sunglasses and sports games. Some of the brand names currently offered by Salty’s Warehouse include: Compaq®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®,  Harman Kardon®, Panamax®, Seiko® and Movado®.

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

Revenue Recognition

The Company accounts for revenues pursuant to SAB 101 – “Revenue Recognition” and EITF 99-19 – “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of net revenue in the statement of operations.

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

Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. At September 30, 2006, the Company had stock options outstanding that could potentially be exercised into 300,000 additional shares. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding options were exercised and converted into common shares.

Common Stock Issued For Services

The Company values common stock issued for services at the fair market value of the shares issued or the value of the services received, whichever is more readily determinable.

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

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$2,238	$1,895	$453	$1,124
Net (loss)	(56,021)	(15,579)	(29,529)	(12,326)
Net (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)

Results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Revenues

Our net revenues for the nine months ended September 30, 2006 were $2,238 as compared to net revenues of $1,895 for the nine months ended September 30, 2005, an increase of $343 or 18%.

All revenues were from the sale of products on the Salty’s Warehouse website. This change in our revenues is primarily the result of the competitive environment in which we operate. Our net revenue is net of the wholesale price and shipping charges we pay to our suppliers for products sold on the website.

Expenses

Our total operating expenses for the nine months ended September 30, 2006 were $58,293 compared to $17,704 for the nine months ended September 30, 2005. The increase of $40,589 is mostly attributable to our accounting and legal expenses associated with our SEC reporting requirements which began on August 11, 2006.

Net Loss

Primarily as a result of the foregoing, we had a net loss of $56,021for the nine months ended September 30, 2006 compared to a net loss of $15,579 for the same period in the prior year.

Results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenues

Our net revenues for the three months ended September 30, 2006 were $453 as compared to net revenues of $1,124 for the three months ended September 30, 2005, a decrease of 60%. All revenues were from the sale of products on the Salty’s Warehouse website.  Our management believes that the decrease in net sales from 2006 to 2005 was primarily due to the competitive environment in which we operate.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2006 were $29,982 compared to $13,529 for the three months ended June 30, 2005. Expenses consisted primarily of general operating expenses and professional fees. The increase of $16,453 is attributed to our SEC reporting requirements which began on August 11, 2006.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures.

Working capital is summarized and compared as follows:

	September 30,	September 30,
	2006	2005
Current assets	$39,656	$33,888
Current liabilities	35,123	18,100

Working Capital	$4,533	$15,788

The decrease in working capital is primarily due to the net loss from operations.

Net cash used by operating activities was $41,126 for the nine months ended September 30, 2006 due to:

Used in operations to fund net loss	$56,021
Decrease in accounts receivable	(163)
Payment of accounts payable and accrued expenses	(14,732)

$41,126

Net cash used by operating activities was $22,498 for the nine months ended September 30, 2005 due to:

Used in operations to fund net loss	$15,579
Refundable professional fees	(2,500)
Payment of accounts payable and and accrued expenses	9,419

$22,498

Net cash flows from financing activities increased for the nine months ended September 30, 2006 and September 30, 2005 from the issuance of common stock for cash as follows:

Nine months ended September 30, 2006 -	$61,500
Nine months ended September 30, 2005 -	$4,000

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2006, we sold 1,300,000 shares of common stock to each of our officers and directors, Earl T. Shannon, Steven W. Hudson and Scott W. Bodenweber, for the purchase price of $0.01 per share for an aggregate of 3,900,000 shares and gross proceeds to us of $39,000.  These issuances were exempt from the registration provisions of the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering.  The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 10, 2006	SALTY’S WAREHOUSE, INC.

/s/ Earl T. Shannon
BY: Earl T. Shannon
ITS: President
(Principal Executive Officer)

/s/ Scott W. Bodenweber
BY: Scott W. Bodenweber
ITS: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)