Form 10KSB
period 2006-12-31
Eworld Interactive, Inc.
filed 2007-04-02
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-130707

EWORLD INTERACTIVE, INC.

(Exact name of small business issuer as specified in its charter)

1088 South Pudong Road, Suite 1202
Shanghai, China 200120
(021) 6888 0708

Address of Principal Executive Offices

Florida	65-0855736

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share
[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] YES [ ] NO

Issuer's revenues for its most recent fiscal year: $2,417
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2006, computed by reference to the bid/ask price of $.71 at March 7, 2007 is $5,944,667.
The number of shares outstanding of the Registrant's common stock as of December 31, 2006 was 22,450,000.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Table of Contents
Description of Business	3
Description of Property	10
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	10
Market for Common Equity and Related Stockholder Matters	11
Recent Sales of Unregistered Securities	11
Equity Compensation Plan Information	12
Management's Discussion and Analysis or Plan of Operations	13
Financial Statements	17
Changes In / Disagreements with Accountants	28
Controls and Procedures	28
Other Information	28
Directors, Executive Officers, Promoters and Control Persons	28
Section 16(a) Beneficial Ownership Reporting Compliance	30
Executive Compensation	31
Security Ownership of Certain Beneficial Owners and Management	32
Certain Relationships and Related Transactions	33
Exhibits and Reports on Form 8-K	34
Index to Exhibits and Reports	34
Principal Accountant Fees and Services	36
Signatures	37

II

Description of Business

History

Salty’s Warehouse, Inc. (The Company) was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games. Some of the brand names offered by Salty’s Warehouse included: Compaq®, Revo®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®, Harman Kardon®, Panamax®, Seiko® and Movado®.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to Eworld Interactive, Inc. (Eworld).

Shell Company Status

The Company has historically had limited operations and revenues. The business operations related to the sale of consumer electronics and other consumer electronics has been such that the company has disclosed that it believed it should be considered a shell company as defined in rule 12b-2 of the Exchange Act. We base this belief on the factors that we have nominal operations and nominal assets. Currently the Salty’s Warehouse website is currently offline and management is considering if it should continue attempts to revive these operations.

New management is rapidly developing and implementing the Eworld business objectives. Key agreements and associations are being put into place. Significant financing activities have been completed and operational staffing is being developed. As of the time of this report the company operational activities have increased but the Company has conservatively decided to maintain the shell status designation as defined in rule 12b-2 of the Exchange Act until the time of its next periodic report.

Overview of Business

Through our China Operations Associations and Agreements, Eworld Interactive Inc. (“Eworld Interactive”, “the Company”) is the Shanghai-based consulting and technical service provider to China’s first online community devoted purely to entertainment content – Eworld (www.eworldchina.cn). The Company’s platform allows users to create and define their own personal space in the community, put their creations or quoted contents in their personal spaces or share them on a public platform, then interact with and within the community on multiple levels.

Users can upload and manage text files, photos, music, videos, including original creations. The platform also enables users to quote or reprint contents from other websites in the most convenient way, to personalize and enrich their personal space.

Users can choose to share their original creations or quotations on a public, categorized platform. Everyone can browse and rank these contents. The publisher of the highest ranked contents will be rewarded with cash or item prizes.

Users can invite friends, browse and search people or information they are interested in. A SNS (Social Network System) is established by enabling users to interact user-to-user, user-to-group, user-to-club, user-to-community, to exchange information and make friends.

Information can be classified and ranked, interest groups can be established by enabling users to comment, vote, rank others users or contents provided by other users.

Users have access to and can interact with entertainment content provided by leading partners and affiliates producing music, television, film, gaming and more. The Company creates circular interaction among its website users and the content programming consumers thus continuously involving the audience. Revenues are derived through a combination of virtual item sales, member subscriptions and services fees, advertising sales, sponsorships and promotions, as well as revenue sharing deals with partners and affiliates.

China Operations Associations and Agreements

Eworld Interactive, Inc. is in the process of implementing the necessary agreements whereas:

Eworld Interactive Incorporated is a Florida based company holding 100% of Eworld Interactive (Cayman Island) Co., Limited(“Eworld Cayman”). Eworld Cayman holds 100% of a wholly owned foreign enterprise (“WOFE”) operation arm in Shanghai China. Zhi Gang Laurence Li and Hui Magic Li are the Chinese national nominees on behalf of the Company who totally hold 100% (80% and 20% respectively) of a Chinese domestic enterprise necessary hold the requisite designation and licensing of an internet content provider (ICP) in China. Mr. Zhi Gang Laurence Li and Mr. Hui Magic Li have trust and pledge agreements in place with WFOE which effectively grant all control of the local domestic business and the Chinese domestic enterprise to Eworld Interactive Inc. Eworld Interactive Inc. holds all the rights, trademarks and technology for the Eworld platform and all of its business units in operation in China.

EWORLD INTERACTIVE INC.
(EWIN.OB)
100%
EWORLD INTERACTIVE (CAYMAN ISLAND) CO., LIMITED
100%
Trust and Pledge Agreements
Eworld Interactive
(PRC WOFE)
Zhi Gang (Laurence) Li
Hui (Magic) Li
100%
Service Contracts
Shanghai Eworld China Information Technologies Co., Ltd.
(Chinese Domestic Enterprise)

Recent Events

January 2007 - Eworld entered into a letter of intent to provide consulting and technical services to Shanghai Eworld China Information Technologies Co., Ltd.

Shanghai Eworld China Information Technologies Co., Ltd., is the operator of Chinese internet entertainment portal www.eworldchina.cn. The portal is a leader in China’s online interactive community providing users with a platform for social networking, collaborative gaming, and content publishing online. Content comes in the form of user generated content as well as content supplied by leading content providers and game developers. The Company will focus its efforts on acquiring new users and retaining them by continually improving their online experience.

January 2007 - Eworld acquired the exclusive publishing rights from South Korea's Sidus Company ("Sidus") to launch and operate "Battle Zone Online" for the People's Republic of China. "Battle Zone Online" was developed in Korea by Dream Maker and published by Sidus. Sidus is one of Korea's top movie and TV drama producers as well as one of the premier content providers in Asia and is a lead investor in Dream Maker along with the South Korean government. Battle Zone Online is a Q-style version of "Counter Strike" that has been in development for the last 2 years. Users typically engage in a 5 minutes battle, mostly in team-play mode, and emerge as winners or losers. Unique techniques, battles, role-growing, competition and team play provide the foundation for a strong and sticky player community. Battle Zone Online has been closed-beta tested in Korea by BUDDYBUDDY, Korea's official operator of MSN. The game experienced a fast-growing user base, surpassing all other games going closed-beta tests over the same period.

February 2007 - Eworld entered into a Letter of Intent to acquire Mojo Mediaworks Limited (“Mojo”) and its subsidiaries. Mojo Mediaworks Limited currently operates in the USA, China and Philippines, engages in self-developed contents tailored for the China and Philippine markets in the form of casual online games (Slingo), Interactive TV/SMS Game show (Slingo Interactive Games show) and contents sourced from international developers and other Hollywood majors such as the CBS Paramount TV reality drama (America’s Next Top Model – China version) and mobile games (America’s Next Top Model Mobile Games). Mojo Mediaworks CO., LTD. will create “integrated cross media platforms viewership” bundles, in a fully interactive manner and deliver that to advertisers and broadcaster for revenue generation.

China’s Internet Market

In some respects the China Internet market is evolving as the US market has evolved — with broad-based portals grabbing initial momentum, followed by vertically oriented companies gaining traction in targeted markets. The portals have made a series of acquisitions of vertical companies. Witness Sina’s purchase of Crillion (SMS) in 3/04, MeMeStar (SMS) in 1/03 and Fortune Trip (Travel) in 12/03, and Sohu’s acquisitions of 17173 (Gaming) in 11/03 and Focus.cn (Real Estate) in 11/03. That said, many standalone vertical players, including Shanda Networking (Gaming), Alibaba (B2B/Sourcing), and Baidu (Search), appear to have strong momentum. And several key Chinese players, for instance eBay EachNet and 3721, have developed deep relationships with eBay and Yahoo!, respectively.

The number of Internet users is significant and growing rapidly with its 80MM plus Internet users (up 40% Y/Y) in 2003, China ranked an impressive No. 2 behind the 185MM users (up 14% Y/Y) in the US. If the near-term annual estimated growth rates are sustained (say, 10% annually for the US and 30% for China), China could have the largest number of Internet users in the world within five years. Note that relative penetration levels in China are quite low — in 2003, an estimated 6% of the population used the Internet in China compared with 60–65% in the US.

Leading Internet User Markets, 2002

		Internet
		Users	2002		Worldwide
	Country	(MM)	Growth	Penetration	Share

1	USA	162	14%	58%	27%
2	China	59	75%	5%	10%
3	Japan	53	27%	42%	9%
4	Germany	34	14%	41%	6%
5	UK	32	33%	54%	5%

Source: Morgan Stanley Research (April 14, 2004)

China’s internet users number already reached 123 MM in 2006 according to CNNIC, and CSFB estimates that by 2010, China could have over 200MM.

Six of the fifteen most trafficked Web sites in the world are based in China, compared to eight in the US and one in Japan (see the Alexa rankings for April, 2006 in the table below).

Alexa – Global Web Site Traffic Ranking

Rank	Site Name	Country
1	Yahoo	USA
2	Google	USA
3	MSN	USA
4	Yahoo Japan	Japan
5	Baidu	China
6	Sina	China
7	MySpace	USA
8	Ebay	USA
9	QQ	China
10	Passport.net	USA
11	Sohu	China
12	Amazon	USA
13	163	China
14	Yahoo China	China
15	Microsoft	USA
Source: www.alexa.com (April 24, 2006)

Eworld Interactive, Inc.

The overall market for advertising and marketing in China — both online and offline — appears to be under penetrated. Advertising and marketing revenue as a percentage of nominal GDP in China was 1% in 2003, compared to 4% in the US (see table below). We also believe, as we do for the rest of the world, that online advertising in China is under penetrated. Using the online advertising estimates in the table below, in 2003, of that revenue, we estimate that 80%+ was derived from core online advertising, while the remainder was derived from search. This compares with Interactive Advertising Bureau (IAB) data for the US market for C2003, which indicate that 71% of online advertising revenue was from core online advertising, while 29% was related to search (up from 8% of revenue in C2002 — over 300% Y/Y growth).

China and US Advertising Markets

	China	US
(US$ in Millions, Metrics in Millions)	2003E	2003E

Total Advertising & Marketing Services Industry	$12,484	$450,844
Y/Y Growth	12%	4%
Agency Revenue	$5,040	$54,101
% of total advertising industry	40%	12%
Y/Y Growth	5%	4%

Total Net Advertising & Marketing Services Industry	$7,444	$396,743
% of GDP	1%	4%
Y/Y Growth	17%	4%

Net TV Advertising Revenue	$3,350	$37,422
TV Households	294	108
% of total advertising	45%	9%
Y/Y Growth	20%	1%
Net Newspaper Advertising Revenue	$2,527	$39,576
% of total advertising	34%	10%
Y/Y Growth	14%	2%
Net Radio Advertising Revenue	$322	$17,364
% of total advertising	4%	4%
Y/Y Growth	15%	1%
Net Magazine Advertising Revenue	$230	$15,421
% of total advertising	3%	4%
Y/Y Growth	15%	5%

Eworld Interactive, Inc.

Net Other Media (Outdoor & Transit)	$920	$4,554
% of total advertising	12%	1%
Y/Y Growth	15%	3%

Net Online Advertising Revenue	$96	$7,217
% of total advertising	1%	2%
Y/Y Growth	52%	20%

Pay TV Revenue	$2,399	$28,200
Y/Y Growth	16%	6%
Population	1,287	290
Internet Users	80	185
Basic Cable TV Subscribers	90	64
GDP	$732,760	$9,684,351
Y/Y Growth	8%	3%

Source: Morgan Stanley Research (April 14, 2004)

CSFB believes that by 2010 the online advertising market can be worth as much as US$1 billion representing 2.5% of the total ad market. This compares to other developed broadband markets, such as Korea, where we are seeing online advertising spending as percentage of total advertising spending approaching 5%. (CSFB Research; May 13, 2004)

Online Game Market

The China online game market kept its high growth rate in 2005, catalyzed by government guidance and support, growing internet users, easier and wider access to the internet, extreme popularity of casual games, and more family users. The market reached 6.1 billion RMB, capping a 51% annual growth rate from 2004. It is expected that the online game market in China will keep its steady growth, and reach 7.8 billion in 2006, and 14.3 billion RMB in 2010. The annual compound growth rate is expected to be 18% between 2006 and 2010, higher than the broad internet sector. (iResearch Inc. 2006)

Market data from CNNIC shows that there are 111 million internet users in China in 2005, an 18.2% growth from 2004. The number of online game players is 29 million in 2005; a 38% growth from 2004. 26% of all internet users play online games. As the number of China’s internet users grows, the percentage of these users who play online games grows too, resulting a higher growth rate for online game users than internet users. 30% of all internet users, i.e.40 million users will play online games in 2006, a 38% growth from 2005. It’s expected that 81 million users will play online games in 2010, with an annual compound growth rate of 19% between 2006 and 2010.

Eworld Interactive, Inc.

Revenue Model

Eworld will follow similar revenue strategies to those of myspace.com, friendster.com, facebook.com, xanga.com, youtube.com, friendfinder.com and other web based communities by improving and integrating aspects of proven models and continually adding services and products tailored to meet the changing Chinese market. Eworld is also licensing applications such as online games to take advantage its user platform. Eworld’s business is intended to utilize multiple revenue streams and will continue to look at ways to further leverage the platform to increase revenues.

Employees

Eworld Interactive, Inc. has one employee, the President and Director of the Company.

Description of Property

Eworld Interactive, Inc. has no properties and at this time has no agreements to acquire any properties.

The Company’s main headquarters are at 1088 Pudong Road, Suite 1603, Shanghai, China 200120; comprised of facilities for executive, administrative, accounting and operations activities, and sales and marketing.

Intellectual Property

We own the registered trademark, “Salty’s Warehouse,” registration number 2668148, registered on December 31, 2002 with the U.S. Patent and Trademark Office. At this time, we do not have any other trademark, copyright or patent protection.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2006.

Submission of Matters to a Vote of Security Holders

As of December 27, 2006, the sole director has adopted and a majority of the shareholders has approved the following: Amending the Articles of Incorporation to chang the name of the corporation from Salty’s Warehouse, Inc. to Eworld Interactive, Inc.

Amending the Articles of Incorporation to increase the authorized capital of the company from 25,000,000 no par value common shares to 150,000,000 no par value common shares and 5,000,000 no par value preferred shares. The majority of the outstanding shares approving the amendments consisted of 19,009,929 of the outstanding 22,450,000 voting common shares. 84.7% approval

Election of Guy Peckham as sole Director

As of December 27, 2006, a majority of the shareholders has approved and elected Guy Peckham to serve as a member of the board of directors until the next annual meeting of the shareholders.

The majority of the outstanding shares approving Mr. Peckham as a member of the board consisted of 19,009,929 of the outstanding 22,450,000 voting common shares. 84.7% approval

Eworld Interactive, Inc.

Market for Common Equity and Related Stockholder Matters

Eworld Interactive, Inc. common stock is listed on the NASDAQ Bulletin Board under the symbol “ewin.ob”. The first available quotations on the NASD Over-The-Counter Bulletin Board appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	Open	High	Low	Close

March 7, 2007	$ 0.71	$ 0.71	$ 0.71	$ 0.71
February 28, 2007	0.66	0.66	0.66	0.66
February 20, 2007	0.74	0.74	0.70	0.72
February 9, 2007	0.65	0.65	0.65	0.65
January 31, 2007	1.15	1.17	1.10	1.10

Holders

Total shares outstanding as of December 31, 2006 were 22,450,000; and were held by approximately 68 shareholders of record and an undetermined number of holders in street name.

Recent Sales of Unregistered Securities

On April 4, 2006, 2,250,000 shares of common stock were issued to three shareholders with an aggregate fair value of $22,500, in exchange for cash. The price of the stock was $.01 per share.

On September 22, 2006, 3,900,000 shares of common stock were issued to three shareholders, with an aggregate fair value of $39,000, in exchange for cash. The price of the stock was $.01 per share.

On February 2, 2007, the Company completed the sale of 970,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $582,000 paid in cash. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

On February 14, 2007, the Company completed a private placement for $1,000,000 consisting of two convertible debentures of $500,000 each. Net proceeds to the Company were $915,000 paid in cash. The terms of the convertible debentures provide for six percent interest accruing ninety days from the effective date, payable thereafter monthly and have a one year maturity. The conversion is at $0.60 cents per share and includes a warrant for the purchase of additional shares at $0.80; the warrant expires two years from the date issued. The Company is under obligation to register the underlying equity with penalty if not declared effective within six months.

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Eworld Interactive, Inc.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$ 0.00	0
Equity compensation plans	0	$ 0.00	0
not approved by shareholders

Total	0	$ 0.00	0

1.	Eworld Interactive does not have any equity compensation plans approved by the security holders.

2.	Eworld Interactive (formerly, Salty’s Warehouse, Inc.) enacted an Incentive and Non-Statutory Stock Option Plan on July 1, 2004. The stock option plan had a total of 3,000,000 common stock shares reserved for issuance as stock options.

3.	Prior to fiscal year 2006, and as compensation to prior officers for services in fiscal 2004, the Company had outstanding 300,000 stock options as to the stock option plan. As a result of a change in control of the registrant related to a private transaction between shareholders, as of December 11, 2006; such prior officers agreed that the 300,000 options previously issued were cancelled as part of the transaction, leaving no remaining options outstanding.

Previously issued options:
Date Issued	Recipient Name	Number of Options	Exercise Price	Expiration Date
07/01/04	Earl T. Shannon	136,200	$0.055	07/01/14
07/01/04	Steven W. Hudson	136,200	$0.055	07/01/14
07/01/04	Scott W. Bodenweber	27,600	$0.050	07/01/14

		300,000

Dividend Policy

Eworld Interactive, Inc. has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Eworld Interactive, Inc.

Management's Discussion and Analysis or Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Plan of Operations

Eworld is the developer of eworldchina.cn, an online community focused on entertainment content provided by both leading professional content producers and amateur content produced by users of the website. The online platform allows users to create and define their own personal space in the community, then interact with and within the community on multiple levels. Users can interact user-to-user, user-to-group, user-to-club, user-to-community and through voting and rankings. These users then have access to and can interact with entertainment content provided by leading partners and affiliates producing music, television, film, gaming and more. The Company creates circular interaction among its website users and the content programming consumers thus continuously involving the audience.

Recent Events

January 2007 - Eworld entered into a letter of intent to provide consulting and technical services to Shanghai Eworld China Information Technologies Co., Ltd. Shanghai Eworld China Information Technologies Co., Ltd. is the operator of Chinese internet entertainment portal www.eworldchina.cn. The portal is a leader in China’s online interactive community providing users with a platform for social networking, collaborative gaming, and content publishing online. Content comes in the form of user generated content as well as content supplied by leading content providers and game developers. The Company will focus its efforts on acquiring new users and retaining them by continually improving their online experience.

January 2007 - Eworld acquired the exclusive publishing rights from South Korea's Sidus Company ("Sidus") to launch and operate "Battle Zone Online" for the People's Republic of China. "Battle Zone Online" was developed in Korea by Dream Maker and published by Sidus. Sidus is one of Korea's top movie and TV drama producers as well as one of the premier content providers in Asia and is a lead investor in Dream Maker along with the South Korean government. Battle Zone Online is a Q-style version of "Counter Strike" that has been in development for the last 2 years. Users typically engage in a 5 minutes battle, mostly in team-play mode, and emerge as winners or losers. Unique techniques, battles, role-growing, competition and team play provide the foundation for a strong and sticky player community.

February 2007 - Eworld entered into a Letter of Intent to acquire Mojo Mediaworks Limited (“Mojo”) and its subsidiaries. Mojo Mediaworks Limited currently operates in the USA, China and Philippines, engages in self-developed contents tailored for the China and Philippine markets in the form of casual online games (Singo), Interactive TV/SMS Game show (Singo Interactive Games show) and contents sourced from international developers and other Hollywood majors such as the CBS Paramount TV reality drama (America’s Next Top Model – China version) and mobile games (America’s Next Top Model Mobile Games). Mojo Mediaworks CO., LTD. will create will create “integrated cross media platforms viewership” bundles, in a fully interactive manner and deliver that to advertisers and broadcaster for revenue generation.

Summary

Eworld Interactive, Inc. intents to build upon and expand key relationships, to further progress in the building, operation and maintenance of a world class web platform for a rapidly growing online world market. Revenues are derived through a combination of advertising sales, sponsorships and promotions, subscriptions and services fees as well as revenue sharing deals with partners and affiliates.

Eworld Interactive, Inc.

Financial Condition and Results of Operations

Results of Operations

Salty’s Warehouse, Inc. (The Company) was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games. Some of the brand names offered by Salty’s Warehouse included: Compaq®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®, Harman Kardon®, Panamax®, Seiko® and Movado®.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction the company underwent a change of control. Subsequently, the name of the company was changed to Eworld Interactive, Inc.

Eworld is the developer of eworldchina.cn, an online community focused on entertainment content provided by both leading professional content producers and amateur content produced by users of the website. The online platform allows users to create and define their own personal space in the community, then interact with and within the community on multiple levels. Users can interact user-to-user, user-to-group, user-to-club, user-to-community and through voting and rankings. These users then have access to and can interact with entertainment content provided by leading partners and affiliates producing music, television, film, gaming and more. The Company creates circular interaction among its website users and the content programming consumers thus continuously involving the audience. Revenues are derived through a combination of advertising sales, sponsorships and promotions, subscriptions and service fees as well as revenue sharing deals with partners and affiliates.

Liquidity and Capital Resources

Selected Financial Information
	Year Ended
	December 31,
	2006	2005

Statement of Operations Data:
Net revenue	$2,417	$2,295
Net revenues less operating expenses	(69,876)	(32,580)
Net (loss)	(69,841)	(32,313)
Net (loss) per share	$(0.00)	$(0.00)

Balance Sheet Data:
Total assets	$-	$19,445
Total liabilities	9,287	20,391

Stockholders’ equity (deficit)	$(9,287)	$(946)

Results of Operations
	Year Ended
	December 31,
	2006	2005

Net revenues	$2,417	$2,295
Operating expenses	72,293	34,875
Net (loss)	(69,841)	(32,313)

Eworld Interactive, Inc.

Liquidity and Capital Resources (continuation)

Net Revenues

Net revenues from operations for the year ended December 31, 2006 were $2,417 as compared to revenues of $2,295 for the year ended December 31, 2005, an increase of $122.

Operating Expenses

Professional fees were $68,463 for the year ended December 31, 2006 as compared to $31,750 for the year ended December 31, 2005. The increase of $36,713 or 115% was due primarily to our legal and accounting fees for our SEC filings and legal fees in connection with us obtaining new controlling interest in the company.

Corporation Income Taxes

Corporation income tax for the year ended December 31, 2006 and 2005 was $-0-. No income tax expense was due for the years ended December 31, 2006 and 2005 due to the availability of net operating loss carryforward and current period losses.

Capital and Sources of Liquidity

We currently have no material commitments for capital expenditures. Working capital is summarized and compared as follows:
	December 31,
	2006	2005

Current assets	$-	$19,445
Current liabilities	9,287	20,391

Working capital (deficit)	(9,287)	(946)

We expect that the available cash from our new investors will be sufficient to allow us to meet the expected growth anticipated by the new investors. However, we cannot be assured that our plans will meet our growth expectations. Should this fail to occur, we may elect to (1) reduce the planned expansion of operations or (2) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the proposed plans are not implemented or financing is unavailable.

Our cash used by operations was $80,782 for the year ended December 31, 2006 as compared to $37,104 for the year ended December 31, 2005. The $43,678 increase in cash used was primarily the result of the increase in our operating loss by $37,528.

Our net cash provided from financing activities was $61,500 during the year ended December 31, 2006 as compared to $4,000 for the year ended December 31, 2005. The increase is due to the issuance of common stock for cash.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

Revenue Recognition

Eworld Interactive, Inc.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year.

Common Stock Issued For Services

The Company values common stock issued for services at the fair market value of the shares issued or the value of the services received, whichever is more readily determinable.

Basis of Presentation – Going Concern

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern: The Company has accumulated a deficit of $141,108 since inception and the Company has a working capital deficit of $9,287.

Management’s plans to eliminate the going concern situation include, but are not limited to: Management is presently acquiring license rights to expand and develop its online content and portal services. Management’s plans to obtain additional financing to fund the working capital needs of the company.

Eworld Interactive, Inc. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	19
Financial Statements
Balance Sheet as of December 31, 2006	20
Statements of Operations for the years	21
ended December 31, 2006 and 2005
Statements of Stockholders’ Equity for the	22
years ended December 31, 2006 and 2005
Statements of Cash Flows for the years	23
ended December 31, 2006 and 2005
Notes to Financial Statements	24 - 27

EWORLD INTERACTIVE, INC. (FORMERLY, SALTY’S WAREHOUSE, INC.) FINANCIAL STATEMENTS December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors Eworld Interactive, Inc (formerly Salty’s Warehouse, Inc.)

We have audited the accompanying balance sheet of Eworld Interactive, Inc. (formerly Salty’s Warehouse, Inc.) as of December 31, 2006 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eworld Interactive, Inc. (formerly Salty’s Warehouse, Inc.) as of December 31, 2006 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC Kansas City, Missouri March 27, 2007

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) BALANCE SHEET December 31, 2006

Assets

Total Assets		$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable		$9,287

Stockholders’ Deficit
Preferred stock, no par value
Authorized 5,000,000 shares
Issued and outstanding -0- shares	$-
Common stock, no par value
Authorized 150,000,000 shares
Issued and outstanding - 22,450,000 shares	131,821
Accumulated deficit	(141,108)

Total Stockholders’ Deficit		(9,287)

Total Liabilities and Stockholders’ Deficit		$-

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Statements of Operations Years Ended December 31, 2006 and 2005

	2006	2005

Net Revenue	$2,417	$2,295
Operating Expenses:
Professional Fees	68,493	31,750
Other	3,830	3,125

Total operating expenses	72,293	34,875

Net revenues less operating expenses	(69,876)	(32,580)
Interest income	35	267

Loss before provision for income taxes	(69,841)	(32,313)
Provision for income taxes	-	-

Net (Loss)	$(69,841)	$(32,313)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	19,044,910	16,227,123

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Statement of Stockholders’ Equity Years Ended December 31, 2006 and 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at January 1, 2005	15,900,000	$66,321	$ (38,954)	$(27,367)
Common stock issued for cash from private placement	400,000	4,000	-	4,000
Net loss, year ended December 31, 2005	-	-	(32,313)	(32,313)

Balance at December 31, 2005	16,300,000	70,321	(71,267)	(946)

Common stock issued for cash	6,150,000	61,500	-	61,500
Net loss, year ended December 31, 2006	-	-	(69,841)	(69,841)

Balance at December 31, 2006	22,450,000	$131,821	$ (141,108)	$(9,287)

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Statements of Cash Flows Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net (Loss)	$(69,841)	$(32,313)
Changes in operating assets and liabilities:
Accounts receivable	163	-
Inventory	-	(163)
Refundable professional fees	-	2,500
Accounts payable	(11,104)	(7,128)

Net cash (used) by operating activities	(80,782)	(37,104)

Cash flows from investing activities:	-	-

Cash flows from financings activities:
Issuance of common stock for cash	61,500	4,000

Net cash provided by financing activities	61,500	4,000

Net (Decrease) in Cash and Cash Equivalents	(19,282)	(33,104)

Cash and cash equivalents, beginning of year	19,282	52,386

Cash and cash equivalents, end of year	$-	$19,282

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Notes to Financial Statements December 31, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Salty’s Warehouse, Inc. (The Company) was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games. Some of the brand names offered by Salty’s Warehouse included: Compaq®, Revo®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®, Harman Kardon®, Panamax®, Seiko® and Movado®.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers.

As a result of this transaction, Mr. Guy Peckham acquired 14,077,229 common shares representing 62.7% of the total issued and outstanding common shares and changed the name of the Company to Eworld Interactive, Inc. (Eworld).

Eworld is the developer of eworldchina.cn, an online community focused on entertainment content provided by both leading professional content producers and amateur content produced by users of the website. The online platform allows users to create and define their own personal space in the community, then interact with and within the community on multiple levels. Users can interact user-to-user, user-to-group, user-to-club, user-to-community and through voting and rankings. These users then have access to and can interact with entertainment content provided by leading partners and affiliates producing music, television, film, gaming and more. The Company creates circular interaction among its website users and the content programming consumers thus continuously involving the audience. Revenues are derived through a combination of advertising sales, sponsorships and promotions, subscriptions and services fees as well as revenue sharing deals with partners and affiliates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Notes to Financial Statements December 31, 2006 and 2005

converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation – Going Concern

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.	The Company has accumulated a deficit of $141,108 since inception.

B.	The Company has a working capital deficit of $9,287.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.	Management is presently acquiring license rights to expand and develop its online content and portal services.

B.	Obtain financing to fund the working capital needs of the company.

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Notes to Financial Statements December 31, 2006 and 2005

NOTE 2 – COMMON STOCK ISSUED FOR CASH

During the year ended December 31, 2006, the Company issued the following shares of common stock:

On April 4, 2006, 2,250,000 shares of common stock were issued to three shareholders with an aggregate fair value of $22,500, in exchange for cash. The price of the stock was $.01 per share.

On September 22, 2006, 3,900,000 shares of common stock were issued to three shareholders, with an aggregate fair value of $39,000, in exchange for cash. The price of the stock was $.01 per share.

NOTE 3 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred assets and liabilities are as follows:
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$46,815	$23,069
Valuation allowance for deferred tax assets	46,815	23,069

Net deferred tax assets	$-	$-
The reconciliation of income tax benefit computed at the federal tax rate of 34% is as follows:
	2006	2005

Tax benefit at the statutory rate	$23,746	$10,986
Valuation allowance adjustment	23,746	10,986

Income tax benefit	$-	$-
A summary of the valuation allowance is as follows:
	2006	2005

Balance at beginning of year	$23,069	$12,083
Additional for year	23,746	10,986

Balance at end of year	$46,815	$23,069

EWORLD INTERACTIVE, INC. (formerly, Salty’s Warehouse, Inc.) Notes to Financial Statements December 31, 2006 and 2005

NOTE 4 – NET OPERATING LOSSES CARRYFORWARDS

Year of Loss	Expiration Date	Total

December 31, 2006	December 31, 2026	$69,630
December 31, 2005	December 31, 2025	32,313
December 31, 2004	December 31, 2024	26,376
December 31, 2003	December 31, 2023	9,162

		$137,481

A valuation allowance has been recorded to offset the tax effect of any net operating loss carryforwards. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company’s issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation or may not be available under certain provisions of the United States Internal Revenue Code.

NOTE 5 – PREFERRED STOCK

The Company has not assigned any preference rights to the preferred stock.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There currently are no recently issued accounting standards with pending adoptions that have any applicability to the Company.

NOTE 7 - SUBSEQUENT EVENTS

On January 4, 2007, Mr. Gary Peckham returned to the Company, for cancellation 11,952,999 shares of common stock. As a result of this cancellation, Mr. Peckham’s ownership interest was reduced from 62.7% to 20.2% . Effective January 12, 2007, the Company approved a forward stock split of 4.6 common shares for each common share held. On February 2, 2007, the Company completed the sale of 970,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $582,000 paid in cash. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008. The Company has utilized the proceeds to acquire license rights to expand and develop its online content and portal services.

On February 14, 2007, the Company completed a private placement for $1,000,000 consisting of two convertible debentures of $500,000 each. Net proceeds to the Company were $915,000 paid in cash.

The terms of the convertible debentures provide for six percent interest accruing ninety days from the effective date, payable thereafter monthly and have a one year maturity. The conversion is at $0.60 cents per share and includes a warrant for the purchase of additional shares at $0.80; the warrant expires two years from the date issued. The Company is under obligation to register the underlying equity with penalty if not declared effective within six months.

The Company will utilize the proceeds to fund general operations including the development of its online content and portal services.

In January 2007, the Company acquired the exclusive publishing rights from South Korea’s Sidus Company to launch and operate “Battle Zone Online” for the People’s Republic of China.

Eworld Interactive, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

No significant changes in the company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

Other Information

None

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION(S)	TENURE

Guy Peckham	43	President, Chief Executive Officer,	December 27, 2006 to present
Secretary and Director
	Office Street Address:		1088 South Pudong Road, Suite 1603
Shanghai, China 200120
	Telephone:	(021) 6888 0708

Mr. Guy Peckham brings a strong foundation of both operational experience and financial discipline to the Company. Mr. Peckham successfully built Canadian based Goodlife Brands into a CAD$128,000,000 business in annual sales employing over 550 employees across Canada before selling it in 2001. His responsibilities at Goodlife included the day to day management of the organization, developing and implementing strategies, preparing and reporting budgets and monthly/ quarterly results to the board of directors, recruitment of the executive and senior management team, the purchase and disposal of major assets as well as negotiating major purchase agreements with suppliers and sales programs with major customers. Mr Peckham developed the vision to consolidate a fragmented distribution market, by acquiring and merging and developing strategic alliances with other players in the market thus allowing the Goodlife to gain tremendous market share in a short period of time.

After negotiating the sale of GoodLife Brands, Mr. Peckham stepped in as an executive director with the Calneva Financial Group an integrated financial advisory firm specialized in linking high growth China based companies with foreign capital markets. Since joining Calneva he has split his time between Canada and China preparing candidate companies for public and private financing events. Mr. Peckham has worked with Shanghai-based online gaming company T2 and Shanghai-based digital signage network provider i-level Media Group.

Eworld Interactive, Inc.

EDUCATION:

No formal degrees conferred.

RECENT EMPLOYMENT:

2003-2005 Management Consultant /T2CN Holdings Ltd/T2 Entertainment (China)Ltd

Worked with management and Founders in structuring business for public markets in North America. Worked with founders in hiring key management personel and negotiating successful license agreements for new game business. Worked with BDO Dunwoody in audit needs for public listing. Worked with China and US law firms to successfully acquire and invest in complementary business units for company.

Coordinated and managed capital raise for company of 5.9 million US to help grow company to one of top five in China.

2001-2003 Owner/Director of Finance/Calgary Roughnecks Ltd.

Helped management and founders restructure company and implement growth plans in order to put company into profitable situation.

1999 – 2001
President / Owner Goodlife Brands ltd.
Sales Volume: $128,000,000
Employees: 550
Facilities: Ice Cream Plant Neepawa, Distribution Center Winnipeg, 21 Depots in Western Canada and Maritimes
Equipment: 210 Delivery Trucks

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Eworld Interactive, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of Eworld Interactive, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Eworld Interactive, Inc..

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of Eworld Interactive, Inc. and any prior or current employer.

All key personnel are employees or under contracts with of Eworld Interactive, Inc.

Eworld Interactive, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Board of Director Meetings and Committees

The Board of Directors held three meetings during the year ended December 31, 2006. All Directors attended all Board of Directors’ meetings. The board may also conduct board activities through unanimous consent board resolutions in lieu of meetings.

The board has not defined any committees and performs all functions that would be delegated.

Eworld Interactive, Inc.

Audit Committee

The board of directors of Eworld Interactive, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Guy Peckham does not possess the attributes of an Audit committee financial expert. Guy Peckham is the sole Officer and a Director of Eworld Interactive, Inc. Eworld Interactive, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Guy Peckham is not independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for his executive services to Eworld Interactive, Inc. and is an affiliated person.

Code of Ethics

The board of directors of Eworld Interactive, Inc. has not adopted a written Code of Ethics. The board of directors believes our current business conduct and ethics promote honest and ethical conduct, handling of conflicts which may arise, timely and complete reporting and disclosure compliance with the Securities and Exchange Commission, compliance with all applicable governing laws, and accountability for our conduct.

The Company is currently managed by a sole officer/director and intends to adopt a written code of ethics upon expansion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2006 were filed.

Eworld Interactive, Inc.

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors

Guy Peckham	2006	0	0	0	0	0	0	0
President and Director

Former Officers/Directors

Earl T. Shannon	2006	0	0	0	0	0	0	0
President and Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	136,200	0	0
Steven W. Hudson	2006	0	0	0	0	0	0	0
Vice President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	136,200	0	0
Scott W. Bodenweber	2006	0	0	0	0	0	0	0
Chief Financial Officer	2005	0	0	0	0	0	0	0
	2004	0	0	0	9,000	27,600	0	0

Notes:

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers for a total price of $800,000 originated from the purchasing group. As a result of this transaction, Mr. Guy Peckham acquired 14,077,229 common shares representing 62.7% of the total issued and outstanding shares.

As of December 31, 2006, Eworld Interactive, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further,
Eworld Interactive, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.
No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Option Grants and Exercises

Prior to fiscal year 2006, and as compensation to prior officers for services in fiscal 2004, the Company had outstanding 300,000 stock options as to the stock option plan. As a result of a change in control of the registrant related to a private transaction between shareholders, as of December 11, 2006; such prior officers agreed that the 300,000 options previously issued were cancelled as part of the transaction, leaving no remaining options outstanding.

Employment Agreements

As of the year ended December 31, 2006, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors.

Compensation of Directors

Eworld Interactive paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2006.

Eworld Interactive, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2006; the beneficial ownership of Eworld Interactive, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Guy Peckham	14,077,229	0	62.7
President and Director

Officers and Directors as a Group	14,077,229	0	62.7
Total Shares Issued and Outstanding	22,450,000

Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after December 31, 2006. Total shares outstanding as of December 31, 2006 were 22,450,000 held by approximately 62 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Subsequent Ownership Events

Mr. Guy Peckham offered and acting as the board accepted the return for cancellation of 11,952,999 common shares owned, as such action being in the best interest of the corporation. As a result of the cancellation, Mr. Peckham retained 2,124,230 common shares representing 20.2% of the resulting 10,497,001 issued and outstanding shares. Effective January 12, 2007, the Company approved a forward stock split of 4.6 common shares for each common share held. Whereas; Mr. Peckham’s common share holdings would be 9,771,458; ownership percentage of class remaining at 20.2% .

Eworld Interactive, Inc.

Certain Relationships and Related Transactions

In December 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. ; sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers for a total sales price of $800,000 originated from the purchasing group.

Earl T. Shannon and Steven W. Hudson were “promoters” of Salty’s Warehouse as defined by the Securities and Exchange Commission. Earl T. Shannon and Steven W. Hudson each owned 5,250,000 shares of common stock of Salty’s Warehouse for a total of 10,500,000 shares which represented in the aggregate 57% of the 22,450,000 issued and outstanding shares.

Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 300,000 options issued to them on July 01, 2004; for compensation of services rendered, would be cancelled as part of the transaction, leaving no remaining options outstanding.

As a result of the transaction wherein the aggregate of 22,450,000 shares of common stock were sold, Mr. Guy Peckham acquired 14,077,229 common shares representing 62.7% of the total issued and outstanding common shares.

Mr. Peckham subsequently replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company. Mr. Peckham is the sole board member and officer of Eworld Interactive, Inc. (formerly, Salty’s Warehouse, Inc.).

Eworld Interactive, Inc.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending December 31, 2006; and all Reports on Form 8-K filed by the registrant as to the date of the filing of this Report on Form 10-KSB:

February 15, 2007
Report on Form 8-K; Section 3; Items 3.02; Section 8; Item 8.01;
Unregistered Sale of Equity Securities; Press Release
January 31, 2007
Report on Form 8-K; Section 8; Items 8.01;
Other Events; Press Release
January 4, 2007
Report on Form 8-K; Section 5; Items 5.03; Section 8; Item 8.01;
Amendment to Articles of Incorporation or Bylaws; Other Events
December 14, 2006
Report on Form 8-K; Section 5; Items 5.01 and 5.02;
Changes in Control of Registrant; Departure of Directors or Principal Officers; Appointment of Principal Officers

Index to Exhibits and Reports

Eworld Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2,	as
amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

Eworld Interactive, Inc.

Index to Exhibits and Reports (continuation)

Eworld Interactive, Inc. includes herewith the following exhibits:

10.1	License Agreement – Eworld Interactive, Inc. and Sidus Corporation
January 19, 2007
10.2	Letter of Intent – Eworld Interactive, Inc. and Eworld China
January 8, 2007
10.3	Letter of Intent – Eworld Interactive, Inc. and Mojo Media Works, Limited BVI
January 9, 2007
10.4	Form of Debenture – Convertible Debenture of Eworld Interactive, Inc.
Number 001, February 12, 2007
10.5	Form of Debenture – Convertible Debenture of Eworld Interactive, Inc.
Number 002, February 12, 2007
10.6	Broker Purchase Warrant – February 12, 2007

31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Eworld Interactive, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2006 and 2005 were: $8,000 and $8,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2006 and 2005 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2006 and 2005.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Eworld Interactive, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWORLD INTERACTIVE, INC.

Date: March 29, 2007	By: /s/ Guy Peckham

Guy Peckham, President and CEO
Principal Executive Officer
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EWORLD INTERACTIVE, INC.

Date: March 29, 2007	By: /s/ Guy Peckham

Guy Peckham
President, CEO and Director