Form 10QSB
period 2007-03-31
Eworld Interactive, Inc.
filed 2007-05-08
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:	333-130707

EWORLD INTERACTIVE, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1088 South Pudong Road, Suite 1202
Shanghai, China 200120

(Address of principal executive offices)

(021) 6888 0708

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007: 49,256,205 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EWORLD INTERACTIVE, INC. Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet	3
	Condensed Consolidated Statement of Operations	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8
Item 3.	Controls and Procedures	11
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURES		12

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (STATED IN U.S. DOLLARS)

March 31, 2007
Assets:
Current assets:
Cash	$537,349
Advances to Mojo Media Works, Limited	250,000
Convertible note fees	74,374
Receivables	120,000

Total current assets	981,723

License fees	170,000

$1,151,723

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued interest	5,625

Convertible notes	586,664

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized
and no shares outstanding	-
Common stock, no par value, 150,000,000 shares authorized
and 49,256,205 shares outstanding	1,110,119
Stock subscription receivable	(270,000)
Accumulated deficit	(280,685)

559,434

$1,151,723

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTH PERIOD ENDING MARCH 31, 2007 AND 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2007	2006

Net revenue	$ -	$891

Professional fees	63,311	19,141
Loan fees	10,626	-
Office and miscellaneous expense	954	561

Total operating expense	74,891	19,702

Interest expense	64,686	-

Net loss	$ 139,577	$18,811

Net loss per share basic and diluted	$ 0.00	$0.00

Weighted average number of common shares outstanding	48,900,538	74,980,000

The accompanying notes are an integral part of these financial statements. 4

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTH PERIOD ENDING MARCH 31, 2007 AND 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (139,577)	$(18,811)

Adjustments to reconcile net loss to net cash used in operating activities –
Amortization of loan fees	10,626	-
Accretion of warrants and beneficial conversion	50,051	-
Changes in operating assets and liabilities:
Advances to Mojo Media Works, Limited	(250,000)	-
Receivables	(120,000)	(269)
Accounts payable and accrued interest	(3,661)	1,005

Cash used in operating activities	(443,561)	(18,075)

Cash flows used in investing activities acquisition of license fees	(170,000)	-

Cash flows from financing activities:
Stock sold	235,910	-
Convertible notes issued	1,000,000	-
Convertible note fees	(85,000)	-

Cash provided by financing activities	1,150,910	-

Increase (decrease) in cash	537,349	(18,075)

Cash, beginning of period	-	19,282

Cash, end of period	$ 537,349	$1,207

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Warrants issued with convertible notes	$ 194,527	$-

The accompanying notes are an integral part of these financial statements. 5

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING MARCH 31, 2007

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2006.

The financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Convertible Notes

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $.60 per share and include a warrant for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective within six months.

We have recorded as a loan fee $85,000 which is the difference between the face amount and the net proceeds. The fee will be amortized over the one-year period the loans are outstanding. For the quarter ended March 31, 2007 we recorded $10,626 as loan fee expense.

We determined the fair market value of the warrants and of the convertible notes and allocated the proceeds based on the percentage of fair value of each of the instruments. The amount allocated to the warrants was $194,527 and to the notes was $805,473. The warrants fair value was determined by the Black-Scholes pricing model with the following assumptions-Stock Price at grant date $.65; Strike price $.80;Term 2 years;Volatilty 75%;Dividend Yield 0%;Interest Yield 4.94% . The convertible notes market value was determined based on the maturity, conversion feature and interest rate.

Our common stock is no-par common stock so the value of the warrants ($194,527) was allocated to the common stock account. We will accrete over the one-year maturity of the loans an amount of interest expense that is equal to the warrant value. For the quarter ended March 31, 2007 we accreted to interest expense $24,318.

The convertible notes had a beneficial conversion of $277,860. This will offset the convertible notes and will be accreted as additional interest over the one-year maturity of the loan. For the quarter ended March 31, 2007 we accreted $34,733 as interest expense for the beneficial conversion feature.

At March 31, 2007 our convertible note liability was:

Maturity value of the convertible notes	$1,000,000
Unaccreted value of warrants	(170,209)
Beneficial conversion	(243,127)

Convertible notes	$586,664

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING MARCH 31, 2007

Note 4 – Common Stock and Warrants

On January 4, 2007, Mr. Peckham returned to us, for cancellation 11,952,999 shares of common stock.

Effective January 12, 2007, the Company approved a forward stock split of 4.6 common shares for each common share held.

On February 2, 2007, the Company completed the sale of 970,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company net of costs of $235,910 paid in cash and a stock subscription receivable of $270,000. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

At March 31, 2007 we have 1,970,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

Note 5 – Advances to Mojo Media Works, Limited

Pursuant to a Letter of Intent to acquire 100% ownership of Mojo Media Works Limited we have advance $250,000 which will be used in the purchase of the company.

Note 6 – Receivables

We have advanced $120,000 to two companies. The advances are not secured and are payable upon demand.

Note 7 – License Fees

We entered into a license agreement with Sidus Corporation on January 19, 2007 granting us exclusive rights to service, use, sell, promote, distribute and market the Game Battle Zone Online for the People’s Republic of China. The initial license fee of $170,000 was paid and additional license fees of $390,000 will be paid when certain service dates have been achieved. Additionally we will pay royalty fees of 28% of sales revenue subject to minimum amounts. The contract is for a 2-year period beginning on the commercial launch date in the territory. We will amortize the total lease fees when beginning on the commercial launch date

Note 7 – Subsequent Event

On April 12, 2007, the Company commenced a new private offering and as of April 24, 2007 has sold 700,000 shares of our common stock at a price of $0.60 per share for total proceeds to the Company of $420,000 paid in cash. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire two years from the date of issue.

EWORLD INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2007

The Company reports a net loss of $139,577 for the three-months ended March 31, 2007 versus a net loss of $18,811 for the three-months ended March 31, 2006.

The net loss for the three-months ended March 31, 2007 of $139,577 is comprised of operating expenses of $74,891 and interest expenses of $64,686. Net revenues for the period were -0-.

The comparative loss from operations for the three-months ended March 31, 2006 was $18,811. The operating expenses for this period of $19,702 were offset by net revenue for the period of $891.

Note: Prior period comparisons of results are based on different types of operations. Current activities are based on internet portal development, where the prior comparable period was based on internet sales of consumer electronics.

Liquidity and Capital Resources

During the three-months ended March 31, 2007 the Company's cash position increased $537,349. Net cash used in operating activities totaled $443,561; $170,000 was used in investing activities for acquisition of license fees; and $1,150, 910 was provided by financing activities (235,910 from the sale of common stock; $1,000,000 from convertible notes issued; and a reduction of $85,000 for convertible note fees).

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products and services. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Management’s plans to eliminate the going concern situation include, but are not limited to: Management is presently acquiring license rights to expand and develop its online content and portal services. Management plans to obtain additional financing to fund the working capital needs of the company.

EWORLD INTERACTIVE, INC.

Management Plan of Operations

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

History and Shell Company Status

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

Shell Company Status

The Company has historically had limited operations and revenues. The business operations related to the sale of consumer electronics and other consumer electronics has been such that the company has disclosed that it believed it should be considered a shell company as defined in rule 12b-2 of the Exchange Act. We based this belief on the factors that we had nominal operations and nominal assets.

Management is now developing and implementing the Eworld business objectives. Key agreements and associations are being put into place. Significant financing activities have been completed and operational staffing is being developed. As of the time of this report the company operational activities have increased but the Company has conservatively decided to maintain the shell status designation as defined in rule 12b-2 of the Exchange Act until the completion of the associations discussed below or completion of one of our pending acquisitions currently under letters of intent.

China Operations Associations and Agreements

Eworld Interactive, Inc. is in the process of implementing the necessary agreements whereas:

Eworld Interactive Incorporated is a Florida based company holding 100% of Eworld Interactive (Cayman Island) Co., Limited(“Eworld Cayman”). Eworld Cayman holds 100% of a wholly owned foreign enterprise (“WOFE”) operation arm in Shanghai China. Zhi Gang Laurence Li and Hui Magic Li are the Chinese national nominees on behalf of the Company who totally hold 100% (80% and 20% respectively) of a Chinese domestic enterprise necessary hold the requisite designation and licensing of an internet content provider (ICP) in China. Mr. Zhi Gang Laurence Li and Mr. Hui Magic Li have trust and pledge agreements in place with WFOE which effectively grant all control of the local domestic business and the Chinese domestic enterprise to Eworld Interactive Inc. Eworld Interactive Inc. holds all the rights, trademarks and technology for the Eworld platform and all of its business units in operation in China. Our recent report on Form 10KSB contains an illustrative diagram of these associations and agreements.

EWORLD INTERACTIVE, INC.

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

Item 3. Controls and Procedures

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

Part II. OTHER INFORMATION Item 1. Legal Proceedings

None, for the period ending March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2007, the Company completed the sale of 970,000 shares of our common stock at a price of $0.60 per share for total proceeds to the Company net of costs of $235,910 paid in cash and a stock subscription receivable of $270,000. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

On February 14, 2007, the Company sold $1,000,000 in convertible notes with a detachable warrant for net proceeds of $915,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $0.60 per share and include a warrant for the purchase of an additional share at $0.80 for a period ending two years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective within six months. At March 31, 2007 we have 1,970,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

On April 12, 2007, the Company commenced a new private offering and as of April 24, 2007 has sold 700,000 shares of our common stock at a price of $0.60 per share for total proceeds to the Company of $420,000 paid in cash. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire two years from the date of issue.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending March 31, 2007.

Item 5. Other Information

Effective January 12, 2007, the Company approved a forward stock split of 4.6 common shares for each common share held.

EWORLD INTERACTIVE, INC.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Eworld Interactive, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending March 31, 2007:

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

Eworld Interactive, Inc.

Date: May 7, 2007	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer