Form 10QSB
period 2007-06-30
Eworld Interactive, Inc.
filed 2007-08-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2007: 49,789,551 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EWORLD INTERACTIVE, INC. Index
			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	9
Item	3.	Controls and Procedures	12
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	12
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item	3.	Defaults Upon Senior Securities	13
Item	4.	Submission of Matters to a Vote of Security Holders	13
Item	5.	Other Information	13
Item	6.	Exhibits and Reports on Form 8-K	13
SIGNATURES			13

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (STATED IN U.S. DOLLARS)

June 30, 2007

Assets:
Current assets:
Cash	$305,860
Prepaid assets	214,177

Total current assets	520,037

License fees	470,000
Fixed assets	162,843

$1,152,880

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts and other payables	589,825
Short-term borrowings	909,711

Total current liabilities	1,499,536

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized
and no shares outstanding	-
Common stock, no par value, 150,000,000 shares authorized
and 49,789,551 shares outstanding and 7.000,000 unissued shares	8,610,119
Stock subscription receivable	(650,000)
Other comprehensive loss	(15,719)
Accumulated deficit	(8,291,056)

(346,656)

$1,152,880

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2007 AND 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenue	$ 1,457	$894	$ 1,457	$1,785

Professional fees	109,606	7,823	172,917	26,964
Loan fees	74,374	-	85,000	-
Office and miscellaneous expense	363,309	770	364,263	1,347

Total operating expense	547,289	8,593	622,180	28,311

Interest income/(expense)	(408,767)	18	(473,453)	34

Goodwill impairment	7,055,772	-	7,055,772	-

Net loss	$ 8,010,371	$7,681	$ 8,149,948	$26,492

Net loss per share basic and diluted	$ (0.16)	$0.00	$ (0.17)	$0.00

Weighted average shares outstanding	49,665,123	79,900,491	48,746,310	79,900,491

The accompanying notes are an integral part of these financial statements. 4

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

	2007	2006

Cash flows from operating activities:
Net loss	$ (8,149,948)	$(26,492)

Adjustments to reconcile net loss to net cash used in operating activities –
Impairment of goodwill	7,055,772	-
Amortization of loan fees	85,000	-
Accretion of warrants and beneficial conversion	472,388	-
Changes in operating assets and liabilities:
Receivables	36,709	(1,473)
Accounts and other payables	(51,381)	(12,944)

Cash used in operating activities	(551,459)	(40.909)

Cash flows used in investing activities:
Purchase of subsidiaries, net of cash acquired	31,975	-
Purchase of fixed assets	(69,846)	-
Acquisition of license fees	(340,000)	-

Cash used in investing activities	(377,871)	-

Cash flows from financing activities:
Stock sold	335,910	22,500
Convertible notes issued	1,000,000	-
Convertible note fees	(85,000)	-

Cash provided by financing activities	1,250,910	22,500

Increase (decrease) in cash	321,579	(18,409)

Effects of exchange rate on cash and cash equivalents	(15,719)	-

Cash, beginning of period	-	19,282

Cash, end of period	$ 305,860	$873

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of convertible notes	$ 1,000,000	$-

Warrants issued with convertible notes	$ 194,527	$-

Acquisition of subsidiaries
- Cash consideration	$ 450,000	$-
- Receivable	$ 250,886	$-
- Accounts and other payables	$ 631,919	$-
- Short-term borrowings	$ 909,711	$-
- Assets acquired (including licensing agreements)	$ 222,997	$-

The accompanying notes are an integral part of these financial statements. 5

EWORLD INTERACTIVE, INC. STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) (STATED IN U.S. DOLLARS)

			Stock
			Subscription	Exchange
	Common Stock		Receivable	Difference	Accumulated
	Shares	Amount	Amount	Amount	Deficit	Total

Balance at January 1, 2007	22,450,000	$ 131,821	$ -	$-	$ (141,108)	$ (9,287)
January 1, 2007 cancel 11,952,999 and split
4.6 common shares for each common share held	25,836,205					-
Common stock issued for cash
from private placement	970,000	505,910	(270,000)			235,910
Common stock no par value		472,388				472,388
Net loss, ended March 31, 2007					(139,577)	(139,577)

Balance at March 31, 2007	49,256,205	$ 1,110,119	$ (270,000)	$-	$ (280,685)	$ 559,434

Common stock no par value Shares unissued	7,000,000	6,020,000				6,020,000
Cancellation of 7,000,000 shares	(7,000,000)
Other	66,679
Common stock issued for cash
from private placement	800,000	480,000	(380,000)			100,000
Conversion of convertible note	1,666,667	1,000,000				1,000,000
Exchange difference				(9,275)		(9,275)
Net loss, ended June 30, 2007					(8,010,371)	(8,010,371)

Balance at June 30, 2007 issued and unissued	56,789,551	$ 8,610,119	$ (650,000)	$ (9,275)	$ (8,291,056)	$ (340,212)

The accompanying notes are an integral part of these financial statements. 6

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2007

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

Note 3 – Acquisition of subsidiaries

Mojo Media Works, Limited

On May 21, 2007, the Company exchanged 7,000,000 shares of common stocks (unissued at June 30, 2007) for the 100% equity interest of Mojo Media Works, Limited (“Mojo”), a British Virgin Islands company, and assumed liabilities from this transaction. The price used for the acquisition was the closing price of our stock on May 17, 2007 of $.86 per share which makes the fair value of the transaction $6,020,000.

For the quarter ended June 30, 2007, we record an impairment of goodwill arising from this transaction of $6,510,551. [Eworld China] On May 11, 2007, we entered into various contractual arrangements with [Eworld China] for the Group’s internet business in China. By virtue of these contractual arrangements, the Group has total control over the operation and interest of Eworld China and entitles for significant all the risks and rewards of Eworld China. Accordingly, Eworld China is treated as a variable interest entity of the Group and its results are consolidated into those of the Group. For the quarter ended June 30, 2007, we record an impairment of goodwill arising from this transaction of $545,221.

Note 3 – Convertible Notes

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ended March 31, 2007 for net proceeds of $915,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $.60 per share and include a warrant for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective within six months.

On June 11, 2007, the entire amounts of the convertible notes were converted to 1,666,667 shares of common stocks. Accordingly, for the quarter ended June 30, 2007, beneficial conversion and unaccreted value of warrants of $413,336 were accreted to interest expense. Also, for the quarter ended June 30, 2007, loan fee of $74,374 were recorded as loan fee expense.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2007

Note 4 – Common Stock and Warrants

In April 2007, the Company completed the sale of 800,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $100,000 paid in cash and a stock subscription receivable of $380,000. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

On May 21, 2007, the Company issued 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited. Upon the issuance of 7,000,000 shares of common stocks of the Company for this transaction, Mr. Peckham returned to us, for cancellation 7,000,000 shares of common stock.

On June 11, 2007, $1,000,000 of the convertible notes were converted to common stock at $.60 per share and hence 1,666,667 shares of common stocks were issued.

At June 30, 2007 we have 2,770,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

Note 6 – License Fees

Game Battle Zone Online

We entered into a license agreement with Sidus Corporation on January 19, 2007 granting us exclusive rights to service, use, sell, promote, distribute and market the Game Battle Zone Online for the People’s Republic of China. At June 30, 2007, license fees of $340,000 were paid and additional license fees of $220,000 will be paid when certain service dates have been achieved. Additionally we will pay royalty fee of 28% of sales revenue subject to minimum amounts. The contract is for a 2-year period beginning on the commercial launch date in the territory. We will amortize the total lease fees when beginning on the commercial launch date.

Open TV Participate Back Office Modules/Systems

Mojo entered into various agreements with Open TV, Inc in September 2006 for the Open TV Participate Back Office Modules/Systems. Pursuant to the agreement, Mojo is required to pay an upfront licensing fee of $130,000 and various annual services fees of $212,500 payable upon commencing of the respective projects. At June 30, 2007, upfront licensing fee of $45,500 was paid. We will amortize the upfront licensing fee upon commencing of the respective projects.

Note 7 – Short-term borrowings

The short-term borrowings are unsecured and repayable on demand.

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

Financial Summary

Results of Operations for the Three and Six Month Periods Ended June 30, 2007

The Company reported a net loss of $139,577 for the three-months ended March 31, 2007 versus a net loss of $18,811 for the three-months ended March 31, 2006.

Note: Prior period comparisons of results are based on different types of operations. Activities for the three-months ended March 31, 2007 were based on internet portal development, where the prior comparable period was based on internet sales of consumer electronics.

The Company reported a net loss of $8,010,371 for the three-months ended June 30, 2007 versus a net loss of $7,681 for the three-months ended June 30, 2006. For the six-month period ended June 30, 2007 the Company reports a net loss of $8,149,948 versus a net loss of $26,492 for the six-month period ended June 30, 2006.

Note: Prior period comparisons of results are based on different types of operations. Activities for the three-month period ended June 30, 2007 included the completion of agreements, increased operational activities and capital resources, and the migration of the Company from shell company status; as well as the acquisition of subsidiaries.

Liquidity and Capital Resources

During the three-months ended March 31, 2007 the Company's cash position increased $537,349. Net cash used in operating activities totaled $443,561; $170,000 was used in investing activities for acquisition of license fees; and $1,150, 910 was provided by financing activities $235,910 from the sale of common stock; $1,000,000 from convertible notes issued; and a reduction of $85,000 for convertible note fees).

During the six-months ended June 30, 2007 the Company’s cash position increased $321,579. Net cash used in operating activities totaled $551,459; $1,250,910 was provided by financing activities $335,910 from the sale of common stock; $1,000,000 from convertible notes issued.

On May 21, 2007, the Company exchanged 7,000,000 shares of common stocks (unissued at June 30, 2007) for the 100% equity interest of Mojo Media Works, Limited (“Mojo”), a British Virgin Islands company, and assumed liabilities from this transaction. The price used for the acquisition was the closing price of our stock on May 17, 2007 of $.86 per share which makes the fair value of the transaction $6,020,000.

For the quarter ended June 30, 2007, we recorded an impairment of goodwill arising from this transaction of $6,510,551.

On June 11, 2007, the entire amounts of $1,000,000 of convertible notes issued in February of 2007were converted to 1,666,667 shares of common stocks. Accordingly, for the quarter ended June 30, 2007, beneficial conversion and unaccreted value of warrants of $413,336 were accreted to interest expense. Also, for the quarter ended June 30, 2007, loan fee of $74,374 were recorded as loan fee expense.

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

On May 11, 2007, we received the necessary approvals for Eworld Interactive from the Chinese government required to enable us to complete the associations and agreements completing our Wholly Owned Foreign Enterprise (WOFE).

The six control and fee agreements necessary to maintain involvement in the operating Chinese entity without violating foreign ownership restrictions were filed as part of our Current Report filed on Form 8-K on May 22, 2007. On May 21, 2007 we completed the acquisition of Mojo Mediaworks Limited (“Mojo”) and are working with the new members of our team to expand operations utilizing the opportunities unique to each operating segment.

EWORLD INTERACTIVE, INC.

Operations Associations and Agreements

Eworld Interactive, Inc.

On May 11, 2007, we received the necessary approvals from the Chinese government required to enable us to complete the associations and agreements completing our Wholly Owned Foreign Enterprise (WOFE).

Eworld Interactive, Inc. has implemented the necessary agreements whereas:

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

Mojo Media Works, Limited

Effective May 21st ,2007 Eworld Interactive, Inc.(Eworld) acquired 100% of the issued and outstanding equity of Mojo Media Works, Limited (Mojo),a British Virgin Islands company.

Mojo Media Works Limited (“Mojo”) is a limited liability company incorporated under the International Business Act of the British Islands (“BVI”) on June 1, 2006.

The principal business of Mojo and its subsidiary companies (collectively referred to as the “Group”) is to establish a new business in the production and distribution of television programs in the Peoples Republic of China (PRC). The Group has commenced such new business in 2007, but there has been no significant revenue. Accordingly, the Group is considered a development stage company.

The Group is comprised of the Mojo Media Works Limited, a BVI company (“Mojo BVI”); Mojo Media Works (Hong Kong) Limited ("Mojo Hong Kong"), a wholly owned subsidiary company of Mojo BVI; Mojo Media Works Shanghai Limited (“Mojo Shanghai”), a wholly owned subsidiary company of Mojo Hong Kong that is incorporated under the laws of the Peoples’ Republic of China (“PRC”); Mojo Media Works Philippines, Inc. (“Mojo Philippines”), an almost wholly owned subsidiary company of Mojo Shanghai that is incorporated under the laws of Philippines; and a PRC company (Shanghai Lusi Culture Spread Co., Ltd) that is a variable interest entity.

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
None, for the period ending June 30, 2007.

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

In April 2007, the Company completed the sale of 800,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $100,000 paid in cash and a stock subscription receivable of $380,000. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

On May 21, 2007, the Company exchanged 7,000,000 shares of common stocks (unissued at June 30, 2007) for the 100% equity interest of Mojo Media Works, Limited. Mr. Peckham returned to us, for cancellation 7,000,000 shares of common stock.

On June 11, 2007, $1,000,000 of the convertible notes were converted to common stock at $.60 per share and hence 1,666,667 shares of common stocks were issued.

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

At June 30, 2007 we have 2,770,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

EWORLD INTERACTIVE, INC.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2007.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Eworld Interactive, Inc. includes herewith the following exhibits:

31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)) 32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending June 30, 2007:

June 7, 2007
Report on Form 8-K; Section 5; Item 5.02; Section 8; Item 8.01;
Appointment of Director; Press Release
May 25, 2007
Report on Form 8-K; Section 2; Item 2.01; Section 3; Item 3.02
Completion of Acquisition of Assets; Unregistered Sales of Equity Securities
May 23, 2007
Report on Form 8-K; Section 5; Item 5.06
Change in Shell Company Status

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: August 13, 2007	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer