Form 10QSB
period 2007-09-30
Eworld Interactive, Inc.
filed 2007-11-19
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2007: 51,789,551 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EWORLD INTERACTIVE, INC.

Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	8
Item	3.	Controls and Procedures	10
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	11
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item	3.	Defaults Upon Senior Securities	11
Item	4.	Submission of Matters to a Vote of Security Holders	11
Item	5.	Other Information	11
Item	6.	Exhibits and Reports on Form 8-K	11
SIGNATURES			12

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (S TATED IN U.S. DOLLARS)
September 30, 2007
Assets:
Current assets:
Cash	$205,907
Receivables	207,775

Total current assets	413,681

License fees	470,000
Fixed assets	202,312

$1,085,993

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued interest	10,000
Accounts and other payables	650,041
Short-term borrowings	220,000

Total current liabilities	880,041

Convertible notes	500,000

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized
and no shares outstanding	-
Common stock, no par value, 150,000,000 shares authorized
and 51,789,551 shares outstanding and 7,000,000 unissued shares	8,795,920
Stock subscription receivable	-
Exchange difference	(15,501)
Accumulated deficit	(9,074,467)

(294,048)

$1,085,993

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2007 AND 2006 (U NAUDITED) (STATED IN U.S. DOLLARS)
	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales:	$ 539,003	$453	$ 540,460	$2,238
Cost of sales	(415,622)	-	(415,622)	-

Gross profit	123,381	453	124,838	$2,238

Professional fees	190,447	29,136	363,364	56,100
Loan fees	-	-	85,000	-
Office and miscellaneous expense	561,001	846	925,264	2,193

Total operating expense	751,449	29,982	1,373,629	58,293

Interest income/(expense)	(155,343)	-	(628,796)	34

Goodwill impairment	-	-	7,055,772	-

Net loss	$ 783,411	$29,529	$ 8,933,359	$56,021

Net loss per share basic and diluted	$ (0.02)	$0.00	$ (0.18)	$0.00

Weighted average shares outstanding	51,789,551	79,900,491	49,760,724	79,900,491

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. STATEMENT OF CASH FLOWS NINE MONTH PERIOD ENDING SEPTEMBER 30 2007 AND 2006 (U NAUDITED) (STATED IN U.S. DOLLARS)
	2007	2006

Cash flows from operating activities:
Net loss	$ (8,933,359)	$(26,492)

Adjustments to reconcile net loss to net cash used in operating activities –
Impairment of goodwill	7,055,772	-
Amortization of loan fees	85,000	-
Accretion of warrants and beneficial conversion	472,388	-
Changes in operating assets and liabilities:
Receivables	43,111	(1,473)
Accounts and other payables	18,835	(12,944)

Cash used in operating activities	(1,258,252)	(40.909)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	31,975	-
Purchase of fixed assets	(109,315)	-
Acquisition of license fees	(340,000)	-

Cash used in investing activities	(417,340)	-

Cash flows from financing activities:
Repayment of short-term borrowings	(689,711)	-
Stock sold	1,171,711	22,500
Convertible notes issued	1,500,000	-
Convertible note fees	(85,000)	-

Cash provided by financing activities	1,897,000	22,500

Effects of exchange rate changes	(15,501)	-

Increase (decrease) in cash	205,907	(18,409)

Cash, beginning of period	-	19,282

Cash, end of period	$ 205,907	$873

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of convertible notes	$ 1,000,000	$-

Warrants issued with convertible notes	$ 194,527	$-

Acquisition of subsidiaries
- Cash consideration	$ 450,000	$-
- Receivable	$ 250,886	$-
- Accounts and other payables	$ 631,919	$-
- Short-term borrowings	$ 909,711	$-
- Assets acquired (including licensing agreements)	$ 222,997	$-

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING SEPTEMBER 30, 2007

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

Note 3 – Acquisition of subsidiaries

Mojo Media Works, Limited

On May 21, 2007, the Company issued 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited (“Mojo”), a British Virgin Islands company, and assumed liabilities from this transaction. The price used for the acquisition was the closing price of our stock on May 17, 2007 of $.86 per share which makes the fair value of the transaction $6,020,000.

For the quarter ended June 30, 2007, we record an impairment of goodwill arising from this transaction of $6,510,551. Eworld China On May 11, 2007, we entered into various contractual arrangements with Eworld China for the Group’s internet business in China. By virtue of these contractual arrangements, the Group has total control over the operation and interest of Eworld China and entitles for significant all the risks and rewards of Eworld China. Accordingly, Eworld China is treated as a variable interest entity of the Group and its results are consolidated into those of the Group. For the quarter ended June 30, 2007, we record an impairment of goodwill arising from this transaction of $545,221.

Note 4 – Convertible Notes

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

In July 2007, we sold $500,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008. The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. Also, the convertible notes had a beneficial conversion of $145,800. This will be accreted as additional interest of the loans as at September 30, 2007.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING SEPTEMBER 30, 2007

Note 5 – Common Stock and Warrants

In April 2007, the Company completed the sale of 800,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $100,000 paid in cash and a stock subscription receivable of $380,000 which was subsequently received in September 2007. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008. On May 21, 2007, the Company issued 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited. Upon the issuance of 7,000,000 shares of common stocks of the Company for this transaction, Mr. Peckham returned to us, for cancellation 7,000,000 shares of common stock.

On June 11, 2007, $1,000,000 of the convertible notes was converted to common stock at $.60 per share and hence 1,666,667 shares of common stocks were issued.

At September 30, 2007 we have 2,770,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

Note 6 – License Fees

Game Battle Zone Online

We entered into a license agreement with Sidus Corporation on January 19, 2007 granting us exclusive rights to service, use, sell, promote, distribute and market the Game Battle Zone Online for the People’s Republic of China. At September 30, 2007, license fees of $340,000 were paid and additional license fees of $220,000 will be paid when certain service dates have been achieved. Additionally we will pay royalty fee of 28% of sales revenue subject to minimum amounts. The contract is for a 2-year period beginning on the commercial launch date in the territory. We will amortize the total lease fees when beginning on the commercial launch date.

Open TV Participate Back Office Modules/Systems

Mojo entered into various agreements with Open TV, Inc in September 2006 for the Open TV Participate Back Office Modules/Systems. Pursuant to the agreement, Mojo is required to pay an upfront licensing fee of $130,000 and various annual services fees of $212,500 payable upon commencing of the respective projects. At September 30, 2007, upfront licensing fee of $45,500 was paid. We will amortize the upfront licensing fee upon commencing of the respective projects.

Note 7 – Short-term borrowings

On September 26, 2006, Eworld China entered into an agreement with Mr. Laurence Li, the shareholder of Eworld China, to borrow a total amount of $220,000 (“borrowed amount”) which is unsecured and non-interest bearing and is repayable by December 31, 2007. The borrowed amount was in fact provided by Crown Ocean International Ltd. (“Crown Ocean”) to Mr. Laurence Li through a separate agreement. The terms of the agreement only allows Mr. Laurence Li to lent the borrowed amount to Eworld China which is non-interest bearing and is repayable within 15 working days after the payments were received from Eworld China. In addition, Mr. Laurence Li pledged his equity interest in Eworld China as a security in which his liability to Crown Ocean shall not exceed the net value of his equity interest in Eworld China. As at September 30, 2007, Mr. Laurence Li holds 80% of the equity interest in Eworld China.

Note 8 – Subsequent events

On 26 October 2007, we sold another $100,000 in convertible note at an interest rate of 12% per annum with a maturity period on 25 January 2008. The note is convertible at a 20% discount to the ten day average trading price at the time the request for conversion.

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

Financial Summary

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007

The Company reported a net loss of $783,449 for the three-months ended September 30, 2007 versus a net loss of $29,982 for the three-months ended September 30, 2006. For the nine-month period ending September 30, 2007 the Company reported a net loss of $8,933,359 in comparison to a net loss of $56,021 for the nine-months ending September 30, 2006.

The Company reported a net loss of $8,010,371 for the three-months ended June 30, 2007 versus a net loss of $7,681 for the three-months ended June 30, 2006. For the six-month period ended June 30, 2007 the Company reports a net loss of $8,149,948 versus a net loss of $26,492 for the six-month period ended June 30, 2006.

Note: Prior period comparisons of results are based upon different types of activities and operations. For the periods ending June 30, 2007 and September 30, 2007; activities included migration of the Company from shell company status, completion of agreements, increased operational activities and capital resources, and the acquisition of subsidiaries. Results for these periods were based on internet portal development; whereas prior period results were based on internet sales of consumer electronics.

Revenues

The company is reporting $539,003 in revenue for the three month period ended September 30, 2007. These sales primarily related to media production through the Mojo segment of operations. Costs were $415,622 which resulted in a gross profit of $123,381.

The company expects to receive approval soon from regulators in China to launch the Battlezone game which has been in a closed Bata test for several months. Upon receiving this approval the company expects to Begin to generate more significant revenues through the Eworld segment of operations.

Liquidity and Capital Resources

During the nine-months ended September 30, 2007 the Company's cash position increased $205,907. Net cash used in operating activities totaled $1,258,252; $449,315 was used in investing activities for acquisition of license fees and the purchase of fixed assets; and $1,897,000 was provided by financing activities: $1,171,711 from the sale of common stock; $1,500,000 from convertible notes issued; with expenditures of $689,711 for repayment of short-term borrowings and $85,000 for convertible note fees.

During the six-months ended June 30, 2007 the Company’s cash position increased $321,579. Net cash used in operating activities totaled $551,459; $1,250,910 was provided by financing activities $335,910 from the sale of common stock; $1,000,000 from convertible notes issued.

During the three-months ended March 31, 2007 the Company's cash position increased $537,349. Net cash used in operating activities totaled $443,561; $170,000 was used in investing activities for acquisition of license fees; and $1,150,910 was provided by financing activities $235,910 from the sale of common stock; $1,000,000 from convertible notes issued; and a reduction of $85,000 for convertible note fees.

EWORLD INTERACTIVE, INC.

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

Recent Development Events

eWorld China

In January 2007, Eworld entered into a non-binding letter of intent to provide consulting and technical services to Shanghai Eworld China Information Technologies Co., Ltd. Shanghai Eworld China Information Technologies Co., Ltd. is the operator of Chinese internet entertainment portal www.eworldchina.cn. The portal is a leader in China’s online interactive community providing users with a platform for social networking, collaborative gaming, and content publishing online. Content comes in the form of user generated content as well as content supplied by leading content providers and game developers. The Company will focus its efforts on acquiring new users and retaining them by continually improving their online experience.

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

BattleZone Game

In January 2007, Eworld acquired the exclusive publishing rights from South Korea's Sidus Company ("Sidus") to launch and operate "Battle Zone Online" for the People's Republic of China. "Battle Zone Online" was developed in Korea by Dream Maker and published by Sidus. Sidus is one of Korea's top movie and TV drama producers as well as one of the premier content providers in Asia and is a lead investor in Dream Maker along with the South Korean government. Battle Zone Online is a Q-style version of "Counter Strike" that has been in development for the last 2 years. Users typically engage in a 5 minutes battle, mostly in team-play mode, and emerge as winners or losers. Unique techniques, battles, role-growing, competition and team play provide the foundation for a strong and sticky player community.

Currently, the BattleZone game is in final beta testing and is awaiting final approvals from the Chinese regulators for final release. Upon this approval which is expected to be received in November of 2007, we will be able to generate revenues from the Battlezone game.

EWORLD INTERACTIVE, INC.

Mojo Mediaworks Limited

In February 2007 , Eworld entered into a non-binding Letter of Intent to acquire Mojo Mediaworks Limited (“Mojo”) and its subsidiaries. Mojo Mediaworks Limited currently operates in the USA, China and Philippines, engages in self-developed contents tailored for the China and Philippine markets in the form of casual online games (Singo), Interactive TV/SMS Game show (Singo Interactive Games show) and contents sourced from international developers and other Hollywood majors such as the CBS Paramount TV reality drama (America’s Next Top Model – China version) and mobile games (America’s Next Top Model Mobile Games). Mojo Mediaworks CO., LTD. will create will create “integrated cross media platforms viewership” bundles, in a fully interactive manner and deliver that to advertisers and broadcaster for revenue generation.

On May 21, 2007 we completed the acquisition of Mojo Mediaworks Limited (“Mojo”) and are working with the members of our team to expand operations utilizing the opportunities unique to each operating segment.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending September 30, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2007, the Company issued 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited. Upon the issuance of 7,000,000 shares of common stocks of the Company for this transaction, Mr. Peckham returned to us, for cancellation 7,000,000 shares of common stock. The certificates representing the 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited were issued on July 31, 2007.

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

At September 30, 2007 we have 2,770,000 warrants outstanding at a strike price of $.80 expiring from December 31, 2008 to February 14, 2009.

Item 3. Defaults Upon Senior Securities None
Item 4. Submission of Matters to a Vote of Security Holders None, for the period ending September 30, 2007.
Item 5. Other Information None

EWORLD INTERACTIVE, INC.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Eworld Interactive, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K None, for the three-month period ending September 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: November 16, 2007	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer