Form 10KSB
period 2007-12-31
Eworld Interactive, Inc.
filed 2008-04-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
[ ] YES [ X ] NO

Issuer's revenues for its most recent fiscal year: $545,627

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2007, computed by reference to the bid/ask price of $.17 at April 10, 2008 is $7,638,095.

The number of shares outstanding of the Registrant's common stock as of December 31, 2007 was 51,789,551.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Eworld Interactive, Inc.

Table of Contents
Description of Business	3
Description of Property	14
Legal Proceedings	14
Submission of Matters to a Vote of Security Holders	14
Market for Common Equity and Related Stockholder Matters	15
Recent Sales of Unregistered Securities	16
Equity Compensation Plan Information	16
Management's Discussion and Analysis or Plan of Operations	17
Financial Statements	22
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	41
Controls and Procedures	41
Other Information	42
Directors, Executive Officers, Promoters and Control Persons	42
Section 16(a) Beneficial Ownership Reporting Compliance	44
Executive Compensation	45
Security Ownership of Certain Beneficial Owners and Management	46
Certain Relationships and Related Transactions and Director Independence	47
Exhibits and Reports on Form 8-K	48
Principal Accountant Fees and Services	49
Signatures	50

II

Eworld Interactive, Inc.

Description of Business

Organization within Last Five Years

History: Eworld Interactive, Inc.

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

China Operations Associations and Agreements

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

Eworld Interactive, Inc.

EWORLD INTERACTIVE INC.
(EWIN.OB)
100%
EWORLD INTERACTIVE (CAYMAN ISLAND) CO., LIMITED
100%
Trust and Pledge Agreements
Eworld Interactive
(PRC WOFE)
Zhi Gang (Laurence) Li
Hui (Magic) Li
100%
Service Contracts
Shanghai Eworld China Information Technologies Co., Ltd.
(Chinese Domestic Enterprise)

Overview of Business EWORLD

Through our China Operations Associations and Agreements, Eworld Interactive Inc. ("Eworld Interactive", "the Company") is the Shanghai-based consulting and technical service provider to China's online community devoted purely to entertainment content – Eworld (**www.eworldchina.cn**).

eWorld Interactive currently comprises two main divisions: eWorld China (including **www.17dian.cn**) and Mojo Mediaworks.

eWorld Interactive has assembled a portfolio of multi-media content and applications that provide advertising access to a large customer base in China and other parts of Asia. eWorld content appeals to users by adding interactivity, personalized web space and content management functionality to our user's experience. This also creates pinpoint accurate branding opportunities for advertisers. Offline products and video production capabilities allow the company to create higher value offerings.

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

Eworld Interactive, Inc.

Internet Video and Game Content in China.

eWorld China serves as a media and entertainment portal in Mainland China. With portal site www.17dian.cn as its focal point, eWorld China manages the company's consumer presence in China, including web development, content distribution, online game operations and event marketing.

Content Development and Distribution in China and the Philippines. Mojo Mediaworks is a production and licensing house for television, internet and advertising.

Benefit to Advertisers

Whether advertisers are trying to reach specific users or a large group, eWorld can put together a focused campaign. Online, advertisers can target users based on usage patterns and past content interests. Offline, eWorld has the capability to manage integrated promotions in the highly fragmented Asian market. eWorld users are a highly desirable and upwardly mobile audience composed of early technology adopters, online video fans, gamers, mobile/wired university students and software downloaders.

Revenue Model

Revenues are derived through a combination of virtual item sales, member subscriptions and services fees, advertising sales, sponsorships and promotions, as well as revenue sharing deals with partners and affiliates. China has over 80 million internet users, second only to the United States, but is expected to overtake the top spot in 5 years and Eworld is well positioned to seize opportunities in China's rapid growing US$12 billion advertising market.

As the eWorld community grows, our growing user databases will allow us to offer other products and services including friend-making, virtual economies etc.

The sectors that Eworld Interactive operates in (i.e. Internet, SMS, and advertising) have seen rapid growth and are expected to continue. The number of Internet Users in China surpassed 80 million only second behind the United States. China is expected to have the largest number of internet user within five years and signs point to a booming internet market. Growth in SMS usage has been strong, with an estimated 200B messages sent by 130MM+ registered users in 2003, up 122% year on year. While more than 75% of SMS traffic is conducted directly between mobile phones, the remainder is estimated to be conducted from PCs to mobile phones or vice versa. China's advertising industry currently stands at over US$12 billion, with online advertising registering 52% year on year growth. Eworld Interactive' business strategies are well suited to seize opportunities in the internet and advertising space.

Eworld Interactive, Inc.

Web portal serves as focal point for consumer

The Company operates the Eworld community website, **www.17dian.cn**, to create an online world to provide the user with a unique communication and display platform for entertainment, information, friend-making, gaming, consumption and shopping. To promote the website an interactive entertainment activity between the website and TV will come in from weekly programs such as model (TopModel) TV programs, for example, as well as friendly links from content partners. Applications such as online games and other services and products will be offered to users on top of this community platform to take advantage of its mass user base.

Web portal:
www.17dian.cn serves as focal point for consumer
eWorld's infrastructure and consumer applications extend the value and stickiness of recognized content and titles.
Launched: 2Q07
Features:
1) Personal profiles
2) Video streaming
3) Photo sharing
4) Games and gaming
5) Interactive television features
6) Online lotteries
7) Online photo snapshots
8) Blogging

Positive Reinforcement between content

In the early stages of operation, the online games and TV shows are the biggest attraction for users. As the official website of the nation-wide televised model talent show, millions of users will visit the website, and vote for their favourite models online. As the user base is built up, we will provide users with more variety of content such as internet games, friend-making, avatar, etc. This content will provide "stickiness" to our website, and will assure that a high percentage of total users will find some content that interests them thus bringing them back to the site again and again. We will maintain an appealing, highly-developed interface that truly captures the essence, variety, and pleasure of experiencing Eworld for users on a continual basis.

Rich events and rewards are another way to keep users. Events will be held daily to keep the site interesting and dynamic, winner of these events get rewarded with cash or item prizes. Since users get rewarded for their ranked creations or quotations, more users will stay in the site and upload contents to the site.

Eworld Interactive, Inc.

Case Study: China’s Next Top Model

CBS Paramount International Television has entered into an exclusive agreement with MOJO Mediaworks to produce and distribute China’s Next Top Model (CNTM) China’s Next Top Model is one of the first format rights deals for the People’s Republic of China. CNTM is a format based on the hit UPN series, America’s Next Top Model.

MOJO Mediaworks, a subsidiary or eWorld Interactive, will handle the day-to day oversight of China’s Next Top Model which will be produced in Mandarin by Shanghai Ruth Media Company. Production on the series will be based in Shanghai, China.

China is the latest market to license the format rights for America’s Next Top Model; others include Canada, Australia, France, Germany, Russia, the United Kingdom, Thailand, the Philippines, Sweden, Norway and Denmark.

America’s Next Top Model is produced by 10 by 10 Entertainment in association with Bankable Productions and is licensed in over 100 countries. America’s Next Top Model. America’s Next Top Model format is sold internationally by CBS Paramount International Television.

CBS Paramount International Television is one of the most diverse suppliers of current and library programming to the international television marketplace featuring drama, comedy, talk, court, game shows, entertainment news, news and movies of the week from a catalog of over 70,000 hours of programming. The slate of programming comes from CBS Paramount Network Television, CBS Paramount Domestic Television, King World Productions, CBS News and Spelling Television, and can be seen in over 200 countries and in more than 30 languages. Additionally, the Division is involved in the development and production of television programming customized for the international marketplace and producing product with international partners. CBS Paramount International Television is a unit of CBS Paramount Television, a division of CBS Corporation.

China’s Next Top Model will discover, develop, and train prospective top models and present them to the world of fashion. From catwalk to couture, hair styling to runway make up, fashion photography to TV commercial, and exclusive designer shows to press appearances, the models will be trained by top international industry experts and the transformations televised through a reality show format allowing our TV audience to gain a complete understanding of the creation of a top model from scratch.

Every week one girl is eliminated by our Supermodel judges and guest industry experts. It will truly be the survival of the fittest in the world of high fashion modeling. Who has what it takes? Who will be China’s Next Top Model?

The show was completed and has aired in January, February and March of 2008 with positive results.

Case Study: Battle Zone

Shanghai eWorld China Information Technologies Co., Ltd., a subsidiary of eWorld Interactive, publicly launched on June 7, 2007, the online game “Battlezone” as licensed from SIDUS CO., LTD. (KDQ: 052640) and affiliated Korean game developer Magic Cube Co., Ltd..

The first operations phase, aka the “Closed Beta phase, served several purposes in the launch cycle of the game. First, it ensured that the major bugs are worked out in the new Chinese language version before Open Beta test started. Secondly, the closed beta phase allowed an opportunity to promote the game throughout eWorld’s distributor and internet café network of over 100,000 locations. Lastly, this limited free test period whets the consumer appetite for the game, creating early demand to support presales of game cards through the distribution channels.

The game license was received in January of 2008 and commercialization has begun. A full-scale marketing launch is scheduled for April 2008.

“Very competitive, very intense!” --comment heard during early customer focus groups.

Battle Zone, originally launched in a Korean language version for its home market, is a Q-style casual shooter game that has been in development for the last 2 years. Users engage in a 5-10 minute battle, mostly in team-play mode, and emerge as winners or losers. Unique techniques, battle situations, character role development, competition and team play provide the foundation for a strong and sticky player community. Battle Zone Online was closed-beta tested in Korea by BUDDYBUDDY, Korea's official operator of MSN. The game boasted the fastest-growing user base at that time, surpassing all other games in the market.

Eworld Interactive, Inc.

"We have put in great effort to localize the game for the Chinese market and anticipate a similar response to that which we saw in Korea," said Sidus Senior VP Daniel CK Choi. "And, of course, in terms of volume, the Chinese market is huge. This is an exciting launch for us."

Part of the Battle Zone draw is the advanced graphic design and original content. "Sidus has created a beautiful and unique game in Battle Zone," said eWorld VP of Operations, Lawrence Lee, who is in charge of game development and deployment for eWorld. "Lighting and shading 3D effects, cute original characters and a soundtrack by master Korean composer, M2U, really set the game apart from the competition."

Battle Zone has six characters from which to choose: Ranger, Sniper, Infantry Man, Police Woman, Medic and Woman Soldier. By gaining experience and wins in the game, characters may be enhanced. Equipment, training and skills may also be purchased by the players using their prepaid game cards.

China's Internet Market

In some respects the China Internet market is evolving as the US market has evolved — with broad-based portals grabbing initial momentum, followed by vertically oriented companies gaining traction in targeted markets. The portals have made a series of acquisitions of vertical companies. Witness Sina's purchase of Crillion (SMS) in 3/04, MeMeStar (SMS) in 1/03 and Fortune Trip (Travel) in 12/03, and Sohu's acquisitions of 17173 (Gaming) in 11/03 and Focus.cn (Real Estate) in 11/03. That said, many standalone vertical players, including Shanda Networking (Gaming), Alibaba (B2B/Sourcing), and Baidu (Search), appear to have strong momentum. And several key Chinese players, for instance eBay EachNet and 3721, have developed deep relationships with eBay and Yahoo!, respectively.

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

Leading Internet User Markets, 2002

	Country	*Internet Users (MM)*	*2002 Growth*	*Penetration*	*Worldwide Share*
1	USA	162	14%	58%	27%
2	China	59	75%	5%	10%
3	Japan	53	27%	42%	9%
4	Germany	34	14%	41%	6%
5	UK	32	33%	54%	5%

Source: Morgan Stanley Research (April 14, 2004)

Eworld Interactive, Inc.

China's internet users number already reached 123 MM in 2006 according to CNNIC, and CSFB estimates that by 2010, China could have over 200MM.

Six of the fifteen most trafficked Web sites in the world are based in China, compared to eight in the US and one in Japan (see the Alexa rankings for April, 2006 in the table below).

Alexa – Global Web Site Traffic Ranking

Rank	*Site Name*	*Country*
1	Yahoo	USA
2	Google	USA
3	MSN	USA
4	Yahoo Japan	Japan
5	Baidu	China
6	Sina	China
7	MySpace	USA
8	Ebay	USA
9	QQ	China
10	Passport.net	USA
11	Sohu	China
12	Amazon	USA
13	163	China
14	Yahoo China	China
15	Microsoft	USA

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

Eworld Interactive, Inc.

China and US Advertising Markets

(US$ in Millions, Metrics in Millions)	China	US
Total Advertising & Marketing Services Industry	$12,484	$450,844
Y/Y Growth	12%	4%
Agency Revenue	$5,040	$54,101
% of total advertising industry	40%	12%
Y/Y Growth	5%	4%
Total Net Advertising & Marketing Services	$7.444	$396.743
% of GDP	1%	4%
Y/Y Growth	17%	4%
Net TV Advertising Revenue	$3,350	$37,422
TV Households	294	108
% of total advertising	45%	9%
Y/Y Growth	20%	1%
Net Newspaper Advertising Revenue	$2,527	$39,576
% of total advertising	34%	10%
Y/Y Growth	14%	2%
Net Radio Advertising Revenue	$322	$17,364
% of total advertising	4%	4%
Y/Y Growth	15%	1%
Net Magazine Advertising Revenue	$230	$15,421
% of total advertising	3%	4%
Y/Y Growth	15%	5%
Net Other Media (Outdoor & Transit)	$920	$4,554
% of total advertising	12%	1%
Y/Y Growth	15%	3%
Net Online Advertising Revenue	$96	$7,217
% of total advertising	1%	2%
Y/Y Growth	52%	20%
Pay TV Revenue	$2,399	$28,200
Y/Y Growth	16%	6%
Population	1,287	290
Internet Users	80	185
Basic Cable TV Subscribers	90	64
GDP	$732,760	$9,684,351
Y/Y Growth	8%	3%

Source: Morgan Stanley Research (April 14, 2004)

Eworld Interactive, Inc.

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

Mojo Media Works, Limited (“Mojo”)

Effective May 11st ,2007 Eworld Interactive, Inc.(Eworld) acquired 100% of the issued and outstanding equity of Mojo Media Works, Limited (Mojo),a British Virgin Islands company.

Eworld Interactive, Inc.

EWORLD INTERACTIVE INC.
(EWIN.OB)
100%
MOJO MEDIA WORKS, LIMITED
100%
Trust and Pledge Agreements
MOJO MEDIA WORKS HK LIMITED
100%
MOJO MEDIA WORKS SHANGHAI LTD.
FU ZHENG (DANIEL) DONG
FU GUI (VENSEN)
100%
Service Contract
99.99%
SHANGHAI LUSI CULTURE SPREAD CO., LTD.
(CHINESE DOMESTIC ENTERPRISE)
MOJO MEDIA WORKS PHILIPPINES INC.

Eworld Interactive, Inc.

Organizational History: Mojo Media Works Limited

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

Business Description: Mojo Mediaworks,(BVI) Limited

Mojo Mediaworks,(BVI) Limited and its wholly owned subsidiaries, Mojo Media works Shanghai (Mainland China), Mojo Mediaworks HK Ltd (Hong Kong) and Mojo Philippines, Limited (Philippines) all combine to create a potentially profitable group, with intent on key strategic business development in both traditional and new technology media development and distribution.

Products and Services

Mojo Mediaworks intends to create branded media for distribution and sales through traditional broadcast platforms as well as Internet, Mobile, IPTV and SMS.

Shanghai Media Group

MOJO has produced three television projects for Shanghai Media Group (“SMG”), China's second largest broadcaster, including "The Danny Way Great Wall Jump" sponsored by Quiksilver ; The Wo Xing Wo Show sponsored by Lycra, and The Winner, sponsored by Shui On Group, the developer of Shanghai’s Xin Tian Di. The Wo Xing Wo Show and The Winner are two of the top 3 rated programs in prime time at SMG.

Market Summary

Mojo Mediaworks TV productions

Management believes advertisers are seeking new television content format to maximize their media spending efficiency. Reality television shows with live (SMS, Internet and IVR) voting and proposition mechanisms built in are gaining acceptance from the advertisers.

Management believes that advertisers are discouraged by the non-interactive nature of the traditional television viewing/broadcast pattern and also by the increasing channel switching rate during commercial breaks. Management believes advertisers are seeking new television content format to maximize their media spending efficiency. Reality television shows with live (SMS. Internet and IVR) voting and proposition mechanisms built in are gaining acceptance from the advertisers. Currently reality television shows in China occupy less than 10% of the total available airtime.

Initial entry to the China television content market for Mojo Mediaworks would be focused on television reality shows. MOJO Mediaworks will also target the national advertisers and provincial advertiser.

Eworld Interactive, Inc.

Employees

eWorld Interactive - Employees Guy Peckham, CEO, President and Director Frank A. O’Donnell, Director Laurence Lee, eWorld China President Hui (“Magic”) Li, Technology Director
Mojo Media Works - Employees David Tumaroff, Mojo President FuZheng Dong, Mojo Shanghai President

The eWorld China operating company which eWorld Interactive controls has approximately sixty employees which including a general manager, a management team of approximately six managers, development and operations, human resources ,accounting and clerical staff

Description of Property

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

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2007.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

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

Period Ending	Open	High	Low	Close
December 31, 2007	$0.40	0.42	0.25	0.33
November 30, 2007	0.30	0.55	0.30	0.39
October 31, 2007	0.36	0.36	0.26	0.32
September 28, 2007	0.42	0.46	0.31	0.41
August 31, 2007	0.43	0.55	0.25	0.42
July 31, 2007	0.52	0.56	0.39	0.40
June 29, 2007	0.96	0.98	0.38	0.49
May 31, 2007	0.70	1.04	0.70	0.96
April 30, 2007	0.66	0.85	0.65	0.75
March 30, 2007	0.66	0.71	0.66	0.66
February 28, 2007	1.10	0.95	0.65	0.66
January 31, 2007	1.15	1.17	1.01	1.10

Holders

Total shares outstanding as of December 31, 2007 were 51,789,551; and were held by approximately 68 shareholders of record and an undetermined number of holders in street name.

Eworld Interactive, Inc.

Recent Sales of Unregistered Securities

None during the three month period ended December 31, 2007

Equity Compensation Plan Information

The following table provides information as of March 31, 2008 regarding compensation plans under which our equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$ 0.00	0
Equity compensation plans	0	$ 0.00	1,910,000
not approved by shareholders

Total	0	$ 0.00	1,910,000

1.	Effective March 18, 2008, our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock.

2.	On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company officers and third party consultants for their services provided for the year ended December 31, 2007.

Dividend Policy

Eworld Interactive, Inc. has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Outstanding Options/Warrants

At December 31, 2007, we had 2,836,679 warrants outstanding at a strike price of $0.80 expiring from December 31, 2008 to February 14, 2009. None of these outstanding warrants are part of an equity compensation plan.

Warrants Outstanding
Grant Date	No. of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,679	$0.80	December 31, 2008
	2,836,679

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

Recent Development Events eWorld China

In January 2007, Eworld entered into a non-binding letter of intent to provide consulting and technical services to Shanghai Eworld China Information Technologies Co., Ltd. Shanghai Eworld China Information Technologies Co., Ltd. is the operator of Chinese internet entertainment portal www.eworldchina.cn. The portal is an online interactive community providing users with a platform for social networking, collaborative gaming, and content publishing online. Content comes in the form of user generated content as well as content supplied by leading content providers and game developers. The Company will focus its efforts on acquiring new users and retaining them by continually improving their online experience.

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

Alchemy War Game (Beta)

On Nov 19, 2007, eWorld Interactive announced the closed beta launch of its new Web Game entitled Alchemy War. The game allows players to build their own castles, set up alliances with other players and achieve the goal of setting up a kingdom through trade, war and politics.

The game was developed in-house by the same team that localized eWorld's version of BattleZone.

Eworld Interactive, Inc.

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

The BattleZone game licenses from the Chinese regulators were received in January 2008. Marketing has begun with large marketing effort expected in April 2008.

Mojo Mediaworks Limited

In February 2007 , Eworld entered into a non-binding Letter of Intent to acquire Mojo Mediaworks Limited (“Mojo”) and its subsidiaries. Mojo Mediaworks Limited currently operates in the USA, China and Philippines, engages in self-developed contents tailored for the China and Philippine markets in the form of casual online games and contents sourced from international developers and other Hollywood majors such as the CBS Paramount TV reality drama (America’s Next Top Model – China version) and mobile games (America’s Next Top Model Mobile Games). Mojo Mediaworks CO., LTD. will create will create “integrated cross media platforms viewership” bundles, in a fully interactive manner and deliver that to advertisers and broadcaster for revenue generation. On May 11, 2007 we completed the acquisition of Mojo Mediaworks Limited (“Mojo”) and are working with the new members of our team to expand operations utilizing the opportunities unique to each operating segment. Mojo Mediaworks Limited (“Mojo”) has begun production of the Chinese version of hit TV franchise "America's Next Top Model." The show was has aired in January, February and March of 2008 with positive results.

The production, titled "Pantene China's Next Top Model" is under license to MOJO by CBS Paramount, and is a co-production including Procter & Gamble (P&G), Starcom and Sichuan Satellite TV (SCTV).

Originating from Sichuan province with the largest population in China of over 87 million persons, SCTV is a national broadcaster with a household reach of over 640 million viewers, with consistent high rating numbers in the top 3 of all national channels.

The production brings together retail partners Wal-Mart, Watsons, Carrefour and Tesco as thousands of hopefuls register to audition through one of 500 kiosks deployed in stores across the country. Thousands of additional registrations are delivered via eWorld's web portal at www.pantene-cntm.com.

Eworld Interactive, Inc.

20 semifinalists will be selected from 4 audition locations in Beijing, Shanghai, Guangzhou and Chengdu. 10 finalists will eventually make it to the show which will be aired Sunday nights on Sichuan TV. Based on the successful 10 season long format owned by CBS Paramount, it is created, hosted and executive produced by Supermodel Tyra Banks, and is the chance of a lifetime for the contestants as all finalists will receive national exposure, top model training and see the winner acquire a modeling contract with a world renowned agency, with the added chance to act as a spokesperson for Pantene.

The program's official website is at www.pantene-cntm.com. Additional user information including registration, blog, bbs, video streaming, and voting systems are available through eWorld Interactive's site at www.17dian.cn. Summary Eworld Interactive, Inc. intents to build upon and expand key relationships, to further progress in the building, operation and maintenance of a world class web platform for a rapidly growing online world market. Revenues are derived through a combination of advertising sales, sponsorships and promotions, subscriptions and services fees as well as revenue sharing deals with partners and affiliates.

The company has historically received nominal revenues on developing site traffic. As of December 31, 2007 average daily page views were 621,000 and registered users to was 1.6 million We expect to develop revenues from the Battlezone game now that we have final approval for commercial use from the Chinese regulators.

Mojo Media had begun to generate revenue for the company and those revenues are expected to continue to develop.

The company continues to develop media for our web portal and with active game and other media draws intends to develop advertising sales from the portal site.

We have expended over one and a half million dollars in the acquisition and development of these products and have a continuing overhead of approximately $200,000 per month to maintain the existing operations. We believe these operations will continue to develop to a sufficient level to sustain operations.

Eworld Interactive, Inc.

Financial Condition and Results of Operations

Results of Operations for the Year Ending December 31, 2007

The Company reported a net loss $4,273,317 for the year ending December 31, 2007 versus a net loss of $69,841 for the year ending December 31, 2006. For the year ending December 31, 2007; primary contributors to the net loss of $4,273,317 included professional fees of $847,748; general and administrative expenses of $820,298; salaries and benefits of $663,992; expenses related to abandoned project of $620,551; and, loan fees totaling $467,500.

Note: Prior period comparisons of results are based upon different types of activities and operations. For the year ending December 31, 2007; activities included migration of the Company from shell company status, completion of agreements, increased operational activities and capital resources, and the acquisition of subsidiaries. Results for the prior year period ending December 31, 2006 included a period of time as a shell company and earlier results based on internet sales of consumer electronics.

Selected Financial Information
	Year Ended
	December 31,
	2007	2006

Statement of Operations Data:
Sales	$545,627	$2,417
Operating Loss	(3,420,851)	(69,841)
Net loss	(4,273,317)	(69,841)
Net loss per share	$(0.08)	$(0.00)

Balance Sheet Data:
Total assets	$2,115,182	$-
Total liabilities	3,141,174	9,287

Stockholders’ equity (deficit)	$(1,025,992)	$(9,287)

Results of Operations
	Year Ended
	December 31,
	2007	2006

Sales	$545,627	$2,417
Operating expenses	3,479,479	72,258
Net loss	(4,273,317)	(69,841)

Liquidity and Capital Resources

During the fiscal year ending December 31, 2007 net cash used in operating activities totaled $1,442,100. Cash used in investing activities totaled $1,500,393 and included $658,024 for the purchase of subsidiaries; acquisition of license fees totaling $560,000; and, the purchase of fixed assets totaling $282,369. Cash provided by financing activities totaled $3,110,910 and included $1,950,000 from convertible notes issued; 1,025,910 from the sale of common stock; $220,000 from short-term borrowings and $85,000 expended for loan fees. The effect of exchange rates provided $30,971. Increase in cash for the period was $199,388.

Eworld Interactive, Inc.

In January 2008, the Company borrowed $347,843 from independent third parties. The loans are due on or before December 31, 2008.

We extended the convertible notes that were due January 25, 2008 to July 25, 2008 with the terms and conditions as laid out in the original agreement. On March 18, 2008 we authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short term note lender as compensation for the maturity date extensions. The cost of these extensions was $242,587.

Cash Flow Requirements for Operations.

As of December 31, 2007 we had available cash of $199,388. Based on our historical cash needs for operations averaging approximately $200,000 per month, we are operating month to month satisfying our cash requirements with loans and equity sales. Until we generate significant revenues from operations we will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

Going Concern

Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available.

Currently, the majority of our operations have been funded through loans and from the issuance of our common stock. We have not generated sufficient revenue to pay for our operations. We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

Eworld Interactive, Inc. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	24
Financial Statements
Consolidated Balance Sheet as of December 31, 2007 and 2006	25
Consolidated Statements of Operations	26
- Years Ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income27
- Years Ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows	28
- Years Ended December 31, 2007 and 2006
Notes to ConsolidatedFinancial Statements	29 - 40

EWORLD INTERACTIVE, INC. FINANCIAL STATEMENTS December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors Eworld Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Eworld Interactive, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eworld Interactive, Inc. as of December 31, 2007 and 2006 and the results of its consolidated operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weaver & Martin, LLC Weaver & Martin, LLC Kansas City, Missouri April 11, 2008

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET December 31, 2007

	2007	2006

Assets

Current assets:
Cash	$199,388	$-
Prepaid assets	114,861	-
Prepaid assets with related parties	50,323	-
Prepaid production costs	329,413	-
License fees	280,000	-

Total current assets	973,985	-

License fees	280,000	-
Intangible asset	517,961	-
Fixed assets, net	343,236	-

	$2,115,182	$-

Liabilities and Stockholder’s Equity / (Deficit)

Current liabilities:
Accounts and other payables	999,016	9,287
Due to shareholders	390,333	-
Deferred revenue	581,825	-
Short-term borrowings – related party	220,000	-
Convertible notes	950,000	-

Total current liabilities	3,141,174	9,287

Stockholders’ equity / (deficit):
Preferred stock, no par value; 5,000,000 shares authorized
and no shares issued or outstanding	-	-

Common stock, no par value, 150,000,000 shares authorized
and 51,789,551 and 22,450,000 shares issued and outstanding
at December 31, 2007 and December 31, 2006, respectively	2,974,962	131,821

Unissued common stock, no par value; 1,000,000 shares	382,500	-

Comprehensive income	30,971	-

Accumulated deficit	(4,414,425)	(141,108)

	(1,025,992)	(9,287)

	$2,115,182	$-

The accompanying notes are an integral part of these consolidated financial statements.

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Years Ended December 31, 2007 and 2006

	2007	2006

Sales	$545,627	$2,417
Cost of sales	(486,999)	-

Gross profit	58,628	2,417
Professional fees	847,748	68,463
Salaries and benefits	663,992	-
Depreciation and amortization	59,390	-
General and administrative expenses	820,298	3,795
Loan fees	467,500	-
Impairment of license fee and intangible assets	620,551	-

Total operating expense	3,479,479	72,258

Operating loss	(3,420,851)	(69,841)
Interest expense	852,466	-

Net loss	(4,273,317)	(69,841)

Basic and diluted loss per share	$(0.08)	$(0.00)

Basic and diluted weighted average common shares outstanding	50,781,464	79,900,491

The accompanying notes are an integral part of these consolidated financial statements.

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

Unissued
	Common Stock		Stock		Comprehensive Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2006	16,300,000	$70,321	-	$-	$ -	$ (71,267)	$ (946)

Common stock issued for cash	6,150,000	61,500	-	-	-	-	61,500
Net loss, year ended December 31, 2006	-	-	-	-	-	(69,841)	(69,841)

Balance at December 31, 2006	22,450,000	131,821	-	-	-	(141,108)	(9,287)

Cancellation of 11,952,999 shares
and 4.6:1 common stock split	25,836,205	-	-	-	-	-	-
Common stock issuance for acquisition
of Mojo Mediaworks, no par value	7,000,000	-	-	-	-	-	-
Cancellation of 7,000,000 shares	(7,000,000)	-	-	-	-	-	-
Sale of warrants	-	194,528	-	-	-	-	194,528
Common stock issued for cash	1,836,679	1,025,910	-	-	-	-	1,025,910
Conversion of convertible note	1,666,667	1,000,000	-	-	-	-	1,000,000
Beneficial conversion of convertible notes	-	622,703	-	-	-	-	622,703
Unissued stock for loan fee	-	-	1,000,000	382,500	-	-	382,500
Exchange difference	-	-	-	-	30,971	-	30,971
Net loss, year ended December 31, 2007	-	-	-	-	-	(4,273,317)	(4,273,317)

Balance at December 31, 2007	51,789,551	$2,974,962	1,000,000	$382,500	$ 30,971	$ (4,414,425)	$ (1,025,992)

The accompanying notes are an integral part of these consolidated financial statements.

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$ (4,273,317)	$ (69,841)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets and license fee	620,551	-
Depreciation and amortization	59,390	-
Amortization of loan fees	85,000	-
Unissued stock for loan fee	382,500	-
Accretion of interest and beneficial conversion	817,231	-
Changes in operating assets and liabilities:
Prepaid assets	108,065	163
Prepaid assets with related party	(50,324)	-
Prepaid production costs	(329,413)	-
Accounts and other payables	166,059	(11,104)
Due to shareholders	390,333	-
Deferred revenue	581,825	-

Cash used in operating activities	(1,442,100)	(80,782)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	(658,024)	-
Purchase of fixed assets	(282,369)	-
Acquisition of license fees	(560,000)	-

Cash used in investing activities	(1,500,393)	-

Cash flows from financings activities:
Short-term borrowings	220,000	-
Issuance of common stock for cash	1,025,910	61,500
Convertible notes issued	1,950,000	-
Loan fees	(85,000)	-

Cash provided by financing activities	3,110,910	61,500

Effects of exchange rate changes	30,971	-

Increase (Decrease) in Cash	199,388	(19,282)
Cash, beginning of period	-	19,282

Cash, end of period	$ 199,388	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of convertible notes	$ 1,000,000	$-

Warrants issued with convertible notes	$ 194,527	$-

Unissued stock for loan fee	$ 382,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games.

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

Mojo Mediaworks intends to create branded media for distribution and sales through traditional broadcast platforms as well as Internet, Mobile, IPTV and SMS. Management believes advertisers are seeking new television content format to maximize their media spending efficiency. Reality television shows with live (SMS, Internet and IVR) voting and proposition mechanisms built in are gaining acceptance from the advertisers.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)	Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and Variable interest entities for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIEs’ have been eliminated upon consolidation.

The Group applied FIN 46, “Consideration of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) for all the years presented. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 2 - Summary of Significant Accounting Policies (continuation)

Eworld China

Eworld Interactive Incorporated is a Florida based company holding 100% of Eworld Interactive (Cayman Island) Co., Limited (“Eworld Cayman”). Eworld Cayman holds 100% of a Wholly Foreign Owned Enterprise (“WFOE”) operation arm in Shanghai China. Shanghai Eworld China Information Technologies Co., Ltd. (“Eworld China”) is a VIE owned by Mr. Zhi Gang Laurence Li (80% owner) and Mr. Hui Magic Li (20% owner), the Chinese national nominees on behalf of the Company. This is a Chinese domestic enterprise. Mr. Zhi Gang Laurence Li and Mr. Hui Magic Li have trust and pledge agreements in place with WFOE which effectively grant all control of the local domestic business and the Chinese domestic enterprise to Eworld Interactive Inc. Eworld Interactive Inc. holds all the rights, trademarks and technology for the Eworld platform and all of its business units in operation in China.

Mojo Media Group

Mojo Media Group is comprised of the Mojo Media Works Limited, a BVI company (“Mojo BVI”); Mojo Media Works (Hong Kong) Limited ("Mojo Hong Kong"), a wholly owned subsidiary company of Mojo BVI; Mojo Media Works Shanghai Limited (“Mojo Shanghai”), a wholly owned subsidiary company of Mojo Hong Kong that is incorporated under the laws of the Peoples’ Republic of China (“PRC”); Mojo Media Works Philippines, Inc. (“Mojo Philippines”), an almost wholly owned subsidiary company of Mojo Shanghai that is incorporated under the laws of Philippines.

Shanghai Lusi Culture Spread Co., LTD (LUSI) is a VIE owned by Mr. Fu Zheng Daniel Dong (90% owner) and Mr. Fu Gui Venson Dong (10%) owner, the Chinese national nominees on behalf of the Company. The owners have trust and pledge agreements in place with Mojo’s Wholly Foreign Owned Enterprise which effectively grants all control of the local domestic business and the Chinese domestic enterprise to us. We hold all of the rights and all of the business units of LUSI in China.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Significant Risks and Uncertainties

The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; advances and trends in new technologies and industry standards; competition from other competitors; regulatory or other PRC related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies; and general risks associated with the online gaming industry.

f)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We make judgments as to our ability to collect outstanding receivables and provide an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding account balances and the overall quality and age of those balances not specifically reviewed. In determining the allowance required, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

the provision for doubtful accounts may be required.

g) Property, equipment and software

Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives after a 5% residual value:

Computer and equipment	5 years
Software	5 years
Office furniture and fixtures	5 years

Leasehold improvements Lesser of the respective term of the leases or the estimated useful lives of the leasehold improvements
h)	Deferred revenue and prepaid production costs

We have received revenue advances for the show China’s Next Top Model totaling $581,825 representing revenue that will be recognized when the show airs in 2008. We have incurred cost totaling $329,413 for the pre-production of the shows. This will be expensed when the show airs in 2008.

i)	License fees

Upfront licensing fees paid to licensors are recognized as intangible assets if the game software has reached technological feasibility when such payments are made. Technological feasibility is established upon completion of a working model. License fees are amortized on a straight-line basis over the license period.

j)	Impairment of long-lived assets and intangible assets

Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

k) Revenue Recognition

Online game services

The Company earns revenue from sales of its prepaid game cards and prepaid online points for its online game products sold to distributors who in turn ultimately sell them to end customers. There are two consumption models for our online game services.

Time consumption model

Both prepaid cards and prepaid online points provide customers with a pre-specified length of game playing time within a specified period of time. All prepaid fees received from distributors are initially recognized as advances from customers. Prepaid fees are recognized as deferred revenue upon the customer’s online registration and activation of their cards or online points, and then recognized as revenue based upon the actual usage of the game playing time by end customers, when the end customers are no longer entitled to access the Group’s online game product in accordance with the Company’s published expiration policy, or when the likelihood that it would provide further online game service to those customers is remote.

Virtual item/service consumption model

Players can access our games free of charges but may use game points for in-game premium features. The distribution of points to end users is typically made by sales of prepaid game cards and prepaid online points. Fees of prepaid game cards and prepaid online points are deferred when received. Revenue is recognized over the life of the premium features or as the premium features are consumed.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 2 - Summary of Significant Accounting Policies (continuation)

As at December 31, 2007, no revenue has been generated from the Battle Zone Online Game as it was not officially launched until January 18, 2008.

Media Production Consulting Services

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent. Revenue represents the invoiced values of service, net of business taxes. The Company's revenue for the year is mainly derived from the consulting services on the media production for the “American Next Top Model” in China. Accordingly, revenue is recognized when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured.

l)	Sales and marketing costs

Sales and marketing costs consist primarily of costs of advertising and promotional expenses, payroll and other overhead expenses incurred by the Company's sales and marketing personnel. Advertising expenses in the amount of $129,518 for the year ended December 31, 2007 were expensed as incurred.

m)	Leases

Leases for which substantially all of the risks and rewards of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases net of any incentives received by the Company from the leasing company are charged to the statements of operations on a straight-line basis over the lease periods.

n)	Taxation

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred taxes are determined based upon differences between the financial reporting and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change.

A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized. The total income tax provision includes current tax expenses under applicable tax regulations and the change in the balance of deferred tax assets and liabilities.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

We file income tax returns in the United States, however our subsidiaries and VIE’s operate under foreign jurisdictions.

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2007 and 2006, no income tax expense has been incurred.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 2 - Summary of Significant Accounting Policies (continuation)

o)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. At December 31, 2007, the potentially dilutive common shares are warrants as described in Note 13 and convertible notes described in Note 10.

p)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. The financial records of the Company’s PRC subsidiary are maintained in its local currency, the Renminbi (“RMB”), which is its functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, and gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss) in the statement of stockholders’ equity.

q)	Comprehensive Income

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007, the Company's only item that represents comprehensive income is the foreign currency translation adjustments.

r)	Financial Instruments

The fair value of financial instruments, which include cash, other current assets, accounts payable and accrued liabilities, and short-term loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

s)	Business combination

The Company accounts for its business combinations using the purchase method of accounting in accordance with SFAS 141. This method requires that the acquisition cost to be allocated to the assets, including separate identifiable intangible assets, and liabilities the Company acquired based on their estimated fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports as well as its experience with similar assets and liabilities in similar industries. If different judgment or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially affected.

t)	Concentration of Credit Risk

Substantially all of our revenue (98%) came from one customer in 2007.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 2 - Summary of Significant Accounting Policies (continuation)

u)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non- controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the Company’s 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 establishes new standards that will govern the accounting for and reporting of non-controlling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of December 31, 2007, we do not have any partially owned consolidated subsidiaries and therefore, we do not expect an impact related to the adoption of this accounting standard.

In September 2007, the FASB issued SFAS 157, “Fair Value Measurement.” The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We do not believe that the implementation of SFAS 157 will have a material impact on our results of operations and financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by- contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for us beginning in 2008. We do not believe that the implementation of SFAS 159 will have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the presentation of taxes within the scope of this issue on either a gross or net basis is an accounting policy decision that should be disclosed. Our policy is to present the taxes collected from customers and remitted to governmental authorities on a net basis. These amounts are not material to our results of operations and financial condition.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 4 - License Fees

Game Battle Zone Online

We entered into a license agreement with Sidus Corporation on January 19, 2007 granting us exclusive rights to service, use, sell, promote, distribute and market the Game Battle Zone Online for the People’s Republic of China. At December 31, 2007, license fees of $560,000 were recorded. Additionally we will pay royalty fee of 28% of sales revenue subject to minimum amounts. The contract is for a 2-year period beginning on the commercial launch date in the territory. The Game Battle Zone Online was officially launched on January 18, 2008 and the license fees were amortized commencing on the launch date. We have recorded $280,000 of the license fees as a current asset and $280,000 as a non-current asset.

Open TV Participate Back Office Modules/Systems

Mojo entered into various agreements with Open TV, Inc in September 2006 for the Open TV Participate Back Office Modules/Systems. Pursuant to the agreement, Mojo is required to pay an upfront licensing fee of $130,000 and various annual services fees upon commencing of the respective projects. When we acquired Mojo we assigned $490,551 as preproduction costs related to the Open TV System. At December 31, 2007, we decided to terminate this project and the upfront licensing fee and intangible asset have been expensed.

Note 5 - Property and Equipment

Property and equipment is comprised of the following:
December 31, 2007
Computer equipment	$283,064
Office equipment	27,804
Leasehold improvements	66,679
377,547
Less: Accumulated depreciation	(34,311)
Net Carrying Value	$343,236

Depreciation expense for the year ended December 31, 2007 and 2006 was $34,311 and $-, respectively.

Note 6 - Accounts Payable and Accrued Liabilities

	December 31, 2007	December 31, 2006
Accounts payable	$414,202	$ 9,287
Salaries and welfare payable	123,923	-
Professional fees payable	324,200	-
Taxes payable	35,541	-
Accrued interests	32,750	-
Other accrued expenses	68,400	-
	$999,016	$ 9,287

Note 7 - Short-term Borrowings

On September 26, 2006, Eworld China entered into an agreement with Mr. Laurence Lee, the shareholder of Eworld China, to borrow a total amount of $220,000 (“borrowed amount”) which is unsecured and non-interest bearing and is repayable on demand (see Note 16 – Subsequent Events for further discussion). The borrowed amount was in fact provided by Crown Ocean International Ltd. (“Crown Ocean”) to Mr. Laurence Lee through a separate agreement. The terms of the agreement only allows Mr. Laurence Lee to lend the borrowed amount to Eworld China which is non-interest bearing and is repayable within 15 working days after the payments were received from Eworld China. In addition, Mr. Laurence Lee pledged his equity interest in Eworld China as a security in which his liability to Crown Ocean shall not exceed the net value of his equity interest in Eworld China. As at December 31, 2007, Mr. Laurence Lee holds 80% of the equity interest in Eworld China.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 8 - Income Tax

United States

We file a consolidated tax return in the United States for the income that would be subject to their tax.

Cayman Islands and British Virgin Islands

Under the current tax laws of the Cayman Islands and British Virgin Islands, the Company and its subsidiaries are not subject to tax on their income or capital gains.

Hong Kong

The Company’s subsidiary operations are not subject to the taxation in Hong Kong.

PRC Income Tax

The Company's subsidiaries and VIE subsidiaries in the PRC are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises and the Enterprise Income Tax Law (collectively the “PRC Income Tax Laws”), respectively. Pursuant to the PRC Income Tax Laws, the Group’s subsidiaries and VIE subsidiaries in the PRC are generally subject to EIT at a statutory rate of 25% (33% in 2006 and prior). No PRC income tax has been provided as the Company’s subsidiary in the PRC recorded cumulative net operating losses for the year ended December 31, 2007 totalling approximately $2,199,716.

We have tax loss carryforward for United States tax purposes of approximately $2,243,367. The loss carryforwards expire in the years 2021-2022. There are no significant book-tax return differences in reporting of items for the years ended December 31, 2007 and 2006. There are no State income taxes for the years ended December 31, 2007 and 2006.

The components of the net deferred tax asset at December 31, 2007 and 2006 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31,
	2007	2006

Cumulative Combined Net Operating Losses	$4,410,798	$137,481
Effective Tax Rate	30.0%	34.0%
Deferred Tax Asset	$1,323,000	$46,815
Valuation Allowance	$(1,323,000)	$(46,815)
Net Deferred Tax Asset	-	-

Note 9 - Contribution Plan in the PRC

The full-time employees of the Company’s subsidiaries and VIE subsidiaries in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. In the year ended December 31, 2007 we paid approximately $133,990 on behalf of our employees. In 2006 we had no costs.

Note 10 – Convertible Notes

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000 after loan fees of $85,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $.60 per share and include a warrant for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective. We did not register our shares in accordance with the agreements and have recorded a loan fee equal to the penalty required by the agreements. The loan fee is $382,500 and was calculated based on our stock’s trading price less an estimate of a discount for the thinly traded market as compared to the quantity of shares issued. The penalty shares were not issued at December 31, 2007.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 10 – Convertible Notes (continuation)

When we sold the convertible notes we determined the fair market value of the warrants and of the convertible notes and allocated the proceeds based on the percentage of fair value of the warrants and convertible notes. The amount allocated to the warrants was $194,527 and to the notes was $805,473. The warrants fair value was determined by the Black-Scholes pricing model with the following assumptions - Stock Price at grant date $0.65; Strike price $0.80; Term 2 years; Volatility 75%; Dividend Yield 0%; Interest Yield 4.94% . The convertible notes market value was determined based on the maturity, conversion feature and interest rate. There was a beneficial conversion relating to the convertible notes based on the value of our stock when the notes were issued. The beneficial conversion was $277,860. The beneficial conversion was expensed as additional interest in the year ending December 31, 2007. The difference between the issue price of the notes and the maturity value of the notes is accreted as additional interest expense over the term of the notes. On June 11, 2007 the notes were converted into 1,666,667 shares of common stock. Accordingly the accretion of the additional interest of $194,527 was recognized in the year ended December 31, 2007.

In July 2007, we sold $500,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (see Note 16– Subsequent Events for further discussion). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. The convertible notes had a beneficial conversion of $145,800. This was accreted as additional interest in the year ended December 31, 2007.

In November 2007, we sold $450,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (see Note 16 – Subsequent Events for further discussion). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. Also, the convertible notes had a beneficial conversion of $199,043. This was accreted as additional interest of the loans.

Note 11 - Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2007 (there were no transactions in 2006):

Closing balances as at December 31, 2007:
Prepaid assets with related parties	$50,323
Due to shareholders	390,333
Short term borrowings	220,000

Transaction for the year:
Consulting fees	174,950
Rental expenses for occupancy by management	61,238

Note 12 - Acquisition of Subsidiaries

On May 11, 2007, we acquired Mojo, a company that is engaged in the production and distribution of television programs in the Peoples Republic of China (PRC). With the addition of Mojo, we have created a branded media for distribution and sales through traditional broadcast platforms as well as Internet, Mobile, IPTV and SMS. Mojo intends to develop media for our web portal and with active game and other media draws intends to develop advertising sales from the portal site. Our product portfolio now includes a broad spectrum of TV production, online gaming, virtual community and wireless advertising which allows us to offer a more comprehensive and better integrated set of interactive entertainment content for our users.

We acquired all of the outstanding shares of MOJO by issuing 7 million shares of our stock. In conjunction with this transaction, Mr. Peckham returned 7 million shares of his stock to the company to be used in the acquisition. The net result of the acquisition was the same number of outstanding shares before and after the transaction. We believe the people and infrastructure acquired will have a benefit to the company We recorded an intangible asset on the transaction of $490,551 as this related to the value of the existing license that we had acquired from Open TV

The acquisition has been accounted for under the purchase accounting method. Our consolidated financial statements for the year ended December 31, 2007 include the financial results of Mojo subsequent to the acquisition date of May 11, 2007.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 12 - Acquisition of Subsidiaries (continuation)

The aggregate Mojo purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

The following table summarizes the acquisition of Mojo:

May 11, 2007
License fee and intangible assets	$620,551
Prepaid assets	204,354
Payables and accrued expenses	(407,541)
Promissory notes	(78,000)
Advances from Eworld Interactive, Inc.	(339,364)

On May 1, 2007 Eworld China became a variable interest entity and we have combined the operations of this entity with our operations after that date. The following table summarizes the estimated value as of May 1, 2007:

Equipment	$98,101
Intangible asset	545,221
Prepaid assets	18,571
Payables	(343,233)
Advances from Eworld Interactive, Inc.	(318,660)

Pro Forma Results of Operations

The unaudited pro forma combined consolidated statement of operations for the years ended December 31, 2007 and 2006 combines our historical results and the unaudited pro forma combined results of Mojo and Eworld China for the years ended December 31, 2007 and 2006 and gives effect to the acquisitions as if they occurred on January 1, 2007 and 2006. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies.

		Year Ended December 31,

	2007		2006

	Reported	Pro Forma	Reported	Pro Forma

Revenue	$ 545,627	$566,242 $	2,417 $	2,417

Net loss	$ (4,273,317)	$(4,836,430) $	(69,841) $	(592,500)

Net loss per share:

Basic and diluted	$ (.08)	$(.10)	(.00)	(.01)

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 13 - Common Stock and Warrants

On January 4, 2007, Mr. Peckham returned to us, for cancellation 11,952,999 shares of common stock.

Effective January 12, 2007, the Company approved a forward stock split of 4.6 common shares for each common share held.

On February 2, 2007, the Company completed the sale of 970,000 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company net of costs of $76,090 of $505,910. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

In April 2007, the Company completed the sale of 866,679 shares of our common stock at a price of $0.60 per share for a total proceeds to the Company of $520,000. Each share purchased included one warrant for the purchase of our common stock at a price of $0.80 per share. The warrants expire on December 31, 2008.

On May 21, 2007, the Company issued 7,000,000 shares of common stocks for the 100% equity interest of Mojo Media Works, Limited. Upon the issuance of 7,000,000 shares of common stocks of the Company for this transaction, Mr. Peckham returned to us, for cancellation 7,000,000 shares of common stock.

On June 11, 2007, $1,000,000 of the convertible notes was converted to common stock at $0.60 per share and 1,666,667 shares of common stocks were issued. The convertible notes also included warrants for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. The warrants expire on February 14, 2009.

At December 31, 2007, we have 2,836,679 warrants outstanding at a strike price of $0.80 expiring from December 31, 2008 to February 14, 2009.

Warrants Outstanding

Grant Date	No. of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,679	$0.80	December 31, 2008
	2,836,679

Note 14 - Commitments

Leases commitments

Future minimum lease payments under non-cancelable operating lease agreements were as follows:

For the year ended December 31,
	2008	$171,124
	2009	39,368

	Total	$210,492

Total rental expenses incurred for the year ended December 31, 2007 and 2006 was $190,802 and $ - respectively.

EWORLD INTERACTIVE, INC.

Notes to Consolidated Financial Statements For the Year Ended December 31, 2007

Note 15 - Restatement of the June 30, 2007 and September 30, 2007 Form 10QSB

When we filed our second and third quarter form 10QSB we had recorded our acquisition of MOJO based on the market price of our stock on the date of purchase and then impaired the goodwill that resulted from the acquisition immediately after the transaction had incurred. This resulted in an expense of $7,055,772. We are restating those quarterly filings by using the historical cost of MOJO and Eworld China which would eliminate the goodwill impairment and increase our assets because of the intangible assets by $1,035,772. The intangible assets relate to MOJO’s in process project with Open Systems and this intangible is $490,551. The intangible asset resulting from Eworld China was related to the gaming project in which we have recorded license fees and this intangible totaled $545,221. The restated net loss for the second quarter and the six months to date would be $966,107 ($.02 loss per share) and $1,105,685 ($.02 loss per share) respectively and for the third quarter the restated net loss for the nine months ended September 30, 2007 would be $$1,906,358 ($.04 per share).

Note 16 - Subsequent events

In January 2008, we borrowed $347,843 from independent third parties. The loans are due on or before December 31, 2008.

We extended the convertible notes that were due on January 25, 2008 to July 25, 2008 with the terms and conditions as laid out in the original agreement. On March 18, 2008 we authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short term note lender as compensation for the maturity date extensions.

On March 18, 2008, our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion. On March 18, 2008, we authorized the issuance of 4,090,000 shares to be issued to our officers and third party consultants for services provided for the year ended December 31, 2007.

Eworld Interactive, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Guy Peckham and with the assistance of Pierre Wong, our company accountant. Based upon that evaluation, they concluded that, as of December 31, 2007, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company‘s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There has been no change in the Company’s disclosure controls during 2007 that has materially affected or is likely to materially affect its control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The CEO and CFO of the Company acknowledge that they are responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f) . This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

Management has not yet identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007. This material weakness could materially affect the Company’s control over financial reporting.

Eworld Interactive, Inc.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Other Information

None

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION(S)	TENURE

Guy Peckham	45	President, Chief Executive Officer,	December 27, 2006 to present
		Secretary and Director

Frank A. O'Donnell	55	Director	June 4, 2007 to present

	Office Street Address:		1088 South Pudong Road, Suite 1603
		Shanghai, China 200120
	Telephone:	(021) 6888 0708

Mr. Guy Peckham has prior operational and financial experience from his development of the Canadian based Goodlife Brands. Goodlife Brands reached CAD$128,000,000 in annual sales employed over 550 employees across Canada before it was sold in 2001. His responsibilities at Goodlife included the day to day management of the organization, developing and implementing strategies, preparing and reporting budgets and monthly/ quarterly results to the board of directors, recruitment of the executive and senior management team, the purchase and disposal of major assets as well as negotiating purchase agreements with suppliers and sales programs with major customers.

After the sale of GoodLife Brands, Mr. Peckham was an executive director with the Calneva Financial Group an integrated financial advisory firm specialized in linking China based companies with foreign capital markets. Since joining Calneva he has split his time between Canada and China preparing candidate companies for public and private financing events. Mr. Peckham has worked with Shanghai-based online gaming company T2 and Shanghai-based digital signage network provider i-level Media Group.

EDUCATION: No formal degrees conferred.
RECENT EMPLOYMENT:
2003-2005	Management Consultant /T2CN Holdings Ltd/T2 Entertainment (China) Ltd.
2001-2003	Owner/Director of Finance/Calgary Roughnecks Ltd.
1999-2001	President/Owner Goodlife Brands Ltd.

Eworld Interactive, Inc.

Mr. Frank O'Donnell comes to the company with a deep background in interactive media and is currently acting as Founder and Vice-Chairman of TVcompass. He was also a founder of Universal Electronics Inc.; UEI went public in 1993 and to date has sold over 200 million universal remote controls.

Mr. O'Donnell was instrumental to the establishment of the universal remote control in the cable television and satellite industries. He was also influential to companies like Motorola (General Instrument) and Scientific Atlanta adopting the universal remote control. Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls.

EDUCATION
BS Finance ' 74, MBA	Northern Illinois University

RECENT EMPLOYMENT:
1996-2004	Founder, President Evolve Products Inc.
1986-1995	Founder, Vice President Universal Electronics Inc.
1979-1986	Founder, President Cable Business Associates Inc.

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

Board of Director Meetings and Committees

The Board of Directors held no formal meetings during the year ended December 31, 2007. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings.

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

The Company is currently managed by a sole officer and has only recently appointed a second director. The company intends to adopt a written code of ethics soon as a result of the recent expansion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed with the exception of an initial report on Form 3 that may not have been filed timely by our new Director Frank A. O’Donnell who holds 1,400,000 common shares of record for approximately 2.7% of the outstanding shares as of December 31, 2007.

Eworld Interactive, Inc.

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors
Guy Peckham	2007	60,000	0	0	120,000	0	0	24,000
President and Director	2006	0	0	0	0	0	0	0

Frank A. O’Donnell	2007	0	0	0	0	0	0	0
Director

Notes:

Frank A. O’Donnell was appointed a director in June of 2007

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2007, Eworld Interactive, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, Eworld Interactive, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Contribution Plan in the PRC

The full-time employees of the Company’s subsidiaries and VIE subsidiaries in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. In the year ended December 31, 2007 we paid approximately $133,990 on behalf of our employees.

Option Grants and Exercises

Effective March 18, 2008, our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion.

On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company’s officers and third party consultants for their services provided for the year ended December 31, 2007.

Employment Agreements

As of the year ended December 31, 2007, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Peckham is accepting compensation at a rate of $60,000 per year. On March 18, 2008, Mr. Peckham was granted 1,200,000 common shares valued at $120,000 as additional compensation for services in 2007. We are evaluating compensation packages for Eworld and Mojo staff. No formal agreements or terms have been confirmed.

Compensation of Directors

Eworld Interactive paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2007.

Eworld Interactive, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2007; the beneficial ownership of Eworld Interactive, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Guy Peckham	2,651,458	0	5.1
President and Director
Frank A. O’Donnell	1,400,000	0	2.7
Director

Officers and Directors as a Group	4,051,458	0	7.8
Total Shares Issued and Outstanding	51,789,551

Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after September 30, 2007. Total shares outstanding as of December 31, 2007 were 51,789,551 held by approximately 68 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Eworld Interactive, Inc.

Certain Relationships and Related Transactions and Director Independence

Director Independence/Audit Committee

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

Advances to Mojo Media Works, Limited

Pursuant to a Letter of Intent to acquire 100% ownership of Mojo Media Works Limited we have advance $450,000. On May 21, 2007 we completed the acquisition of Mojo resulting in the advances becoming a non-interest bearing and repayable upon demand.

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2007:

Closing balances as at December 31, 2007:
Prepaid assets with related parties	$50,323
Due to shareholders	390,333
Short term borrowings	220,000

Transaction for the year:
Consulting fees	174,950
Rental expenses for occupancy by management	61,238

Eworld Interactive, Inc.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the year ending December 31, 2006; and all Reports on Form 8-K filed by the registrant as to the date of the filing of this Report on Form 10-KSB:

March 24, 2008
Report on Form 8-K; Section 3; Items 3.02;
Unregistered Sale of Equity Securities
June 7, 2007
Report on Form 8-K; Section 5; Items 5.02; Section 8;
Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
May 25, 2007
Report on Form 8-K; Section 2; Items 2.01; Section 3; Item 3.02;
Completion of Acquisition or Disposition of Assets; Unregistered Sale of Equity Securities
May 23, 2007
Report on Form 8-K; Section 5; Items 5.06;
Change in Shell Company Status
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

Eworld Interactive, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2007 and 2006 were: $35,000 and $8,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2007 and 2006 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2007 and 2006.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2007 and 2006.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2007. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

EWORLD INTERACTIVE, INC.

Date: April 14, 2008	By: /s/ Guy Peckham

Guy Peckham, President and CEO
Principal Executive Officer
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EWORLD INTERACTIVE, INC.

Date: April 14, 2008	By:	/s/ Guy Peckham

Guy Peckham
President, CEO and Director

Date: April 14, 2008	By:	/s/ Frank O’Donnell

Frank O’Donnell
Director