Form 10QSB
period 2008-03-31
Eworld Interactive, Inc.
filed 2008-05-19
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2008: 51,789,551 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EWORLD INTERACTIVE, INC. Index

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet	3
	Condensed Consolidated Statement of Operations	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8
Item 3.	Controls and Procedures	12
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (STATED IN U.S. DOLLARS)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:

Current assets:
Cash	$154,132	$ 199,388
Accounts receivable	374,110	-
Prepaid assets	125,795	114,861
Prepaid assets with related parties	52,253	50,323
Prepaid production costs	-	329,413
License fees	274,167	280,000

Total current assets	980,457	973,985

License fees	280,000	280,000
Fixed assets	323,544	343,236
Intangible assets	508,874	517,961

	$2,092,875	$ 2,115,182

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts and other payables	$1,180,364	$ 999,016
Due to shareholders	273,416	390,333
Short-term borrowings	796,057	220,000
Convertible notes	1,000,000	950,000
Deferred revenue	184,593	581,825

Total current liabilities	3,434,430	3,141,174

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized
and no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized
and 51,789,551 shares issued and outstanding	2,979,310	2,974,962

Unissued stock, 7,515,784 and 1,000,000 shares at March 31, 2008 and December 31, 2007

respectively	1,229,564	382,500
Comprehensive income	47,062	30,971
Accumulated deficit	(5,597,491)	(4,414,425)

	(1,341,555)	(1,025,992)

	$2,092,875	$ 2,115,182

The accompanying notes are an integral part of these financial statements.

3

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTH PERIOD ENDING MARCH 31, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2008	2007

Sales	$ 1,678,483	$-
Cost of sales	1,594,347	-

Gross profit	84,136	-

Professional fees	263,637	63,311
Salaries and benefits	253,211	-
Advertising	164,132	-
Depreciation and amortization	35,417	-
Loan fees	315,364	10,626
Office and miscellaneous expense	185,798	954

Total operating expense	1,217,559	74,891

Loss from operations	(1,133,423)	(74,891)

Interest income/(expense)	(49,643)	(64,486)

Net loss	$ (1,183,066)	$(139,377)

Net loss per share basic and diluted	$ (0.02)	$(0.00)

Weighted average number of common shares outstanding	53,720,390	48,900,538

The accompanying notes are an integral part of these financial statements.

4

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTH PERIOD ENDING MARCH 31, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (1,183,066)	$(139,577)

Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	35,417	-
Amortization of loan fees	-	10,626
Loan fees settled with Company stock	315,364	-
Compensation and professional fees settled with Company stock	531,700	-
Accretion of warrants and beneficial conversion	4,348	59,051
Changes in operating assets and liabilities:
Advances to Mojo Media Works, Limited	-	(250,000)
Accounts receivable	(374,110)	(120,000)
Prepaid production costs	329,413	-
Prepaid assets and related parties	(1,930)	-
Prepaid assets	(10,934)	-
Due to shareholders	(116,917)	-
Deferred revenue	(397,232)	-
Accounts and other payables	181,348	(3,661)

Cash used in operating activities	(686,599)	(443,561)

Cash flows from investing activities:
Purchase of fixed assets	(805)	-
Acquisition of license fees	-	(170,000)

Cash used in investing activities	(805)	(170,000)

Cash flows from financing activities:
Short-term borrowings	576,057	-
Stock sold	-	235,910
Convertible notes issued	50,000	1,000,000
Convertible note fees	-	(85,000)

Cash provided by financing activities	626,057	1,150,910

Effect on exchange rate changes	16,091	-

Increase (decrease) in cash	(45,256)	537,349

Cash, beginning of period	199,388	-

Cash, end of period	$ 154,132	$537,349

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Compensation and professional fees settled with Company stock	$ 531,700	$-

Loan fees settled with Company stock	$ 315,364	$-

The accompanying notes are an integral part of these financial statements.

5

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING MARCH 31, 2008

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2007.

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

Note 3 – Stock Issuances

On March 18, 2008, we extended the convertible notes that were originally due on January 25, 2008 to July 25, 2008 with the terms and conditions as laid out in the original agreement. We authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short-term note lender as compensation for the maturity date extensions. We recorded $315,364 as a loan fee for the extension. The fee was determined based on the market value of our stock on the date of the extension.

On March 18, 2008 our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion.

On March 18, 2008, we authorized the issuance of 4,090,000 shares to be issued to our officers and third party consultants for payment of liabilities for services provided. We recorded $531,700 as compensation and professional fee expense. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges.

At March 31, 2008, we have 2,836,679 warrants outstanding at a strike price of $0.80 expiring from December 31, 2008 to February 14, 2009.

Warrants Outstanding

Grant Date		No. of Warrants	Exercise Price	Expiry Date

February	2, 2007	970,000	$0.80	December 31, 2008
February	14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007		866,679	$0.80	December 31, 2008
		2,836,679

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING MARCH 31, 2008

Note 4 – Convertible Notes

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense.

Note 5 – Notes Payable

In March 2008, we borrowed $576,057 from independent third parties with an interest rate from 8% to 15% per annum with maturity dates from June 1, 2008 to March 31, 2009. There is no collateral for the loans.

Note 6 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at March 31, 2008:

Closing balances
Prepaid assets with related parties	$52,253
Due to shareholders	273,416
Short term borrowings	220,000

Transaction for the quarter
Consulting fees	$29,000
Rental expenses for occupancy by management	18,131

Note 7 – Subsequent Events

On April 5, 2008, we sold $100,000 in convertible note at an interest rate of 12% per annum with a maturity period on April 5, 2009. The note is convertible at a 20% discount to the ten-day average trading price at the time the request for conversion is received.

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

History: Eworld Interactive, Inc.

The Company was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to Eworld Interactive, Inc. (Eworld).

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

EWORLD INTERACTIVE, INC.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2008

The Company reports a net loss of $1,183,066 for the three-months ended March 31, 2008 versus a net loss of $139,377 for the three-months ended March 31, 2007.

The net loss for the three-months ended March 31, 2008 of $1,183,066 is comprised of operating expenses of $1,217,559 and interest expenses of $49,643. Net revenues for the period were $84,136.

The net loss for the three-months ended March 31, 2007 of $139,377 is comprised of operating expenses of $74,891 and interest expenses of $64,686. Net revenues for the period were -0-.

Comparative results for the two periods show sales of $1,678,483 for the period ending March 31, 2008 versus -0- sales or net profit from sales for the period ending March 31, 2007. Professional fees, salaries and benefits increased by approximately $450,000 for the March 31, 2008 period over the March 31, 2007 period. Advertising and loan fees also increased by approximately $450,000 for the March 31, 2008 period.

Liquidity and Capital Resources

During the three-months ended March 31, 2008 the Company's cash position decreased $45,256. Net cash used in operating activities totaled $686,599; $805 was used in investing activities; and $626,057 was provided by financing activities: $576,057 from short-term borrowings; and $50,000 from convertible notes issued.

Cash Flow Requirements for Operations.

As of March 31, 2008 we had available cash of $154,132. Based on our historical cash needs for operations averaging approximately $200,000 per month, we are operating month to month satisfying our cash requirements with loans and equity sales. Until we generate significant revenues from operations we will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

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

The BattleZone game licenses from the Chinese regulators were received in January 2008. Marketing has begun.

Mojo Mediaworks Limited

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

EWORLD INTERACTIVE, INC.

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

Mojo Media has begun to generate revenue for the company and those revenues are expected to continue to develop. The company continues to develop media for our web portal and with active game and other media draws intends to develop advertising sales from the portal site.

We have expended over one and a half million dollars in the acquisition and development of these products and have a continuing overhead of approximately $200,000 per month to maintain the existing operations. We believe these operations will continue to develop to a sufficient level to sustain operations.

EWORLD INTERACTIVE, INC.

Item 3. Controls and Procedures

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Guy Peckham and with the assistance of Pierre Wong, our company accountant. Based upon that evaluation, they concluded that, as of March 31, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We have indentified weaknesses regarding the fact that the company:

1.	Has only two directors and none would be considered a financial expert with experience in the oversight of financial reporting and controls. The current directors rely on guidance from retained experts for guidance.

To address these weaknesses the company has the done following:

1.	Management has an internal company accountant to coordinate and prepare all financial information. Management has a PCAOB accounting firm locally in China which reviews, tests and prepares financial information for audit and review by our redundant PCAOB accounting firm in the United States.

We are in the process of further identification and testing of the internal control procedures based on the referenced guidance. Because we are continuing to identify and have not completed testing, we cannot assure the effectiveness of the controls and procedures.

There have been no significant changes in our internal controls over financial reporting during the period ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

There has been no change in the Company’s disclosure controls during the period ended March 31, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

EWORLD INTERACTIVE, INC.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the three months ended March 31, 2008 and we are in the process of further identification and testing the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the need for further identification and testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the three months ended March 31, 2008. This material weakness could materially affect the Company’s control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

EWORLD INTERACTIVE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending March 31, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2008, we extended the convertible notes that were originally due on January 25, 2008 to July 25, 2008 with the terms and conditions as laid out in the original agreement. We authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short-term note lender as compensation for the maturity date extensions. We recorded $315,364 as a loan fee for the extension. The fee was determined based on the market value of our stock on the date of the extension.

On March 18, 2008 our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion.

On March 18, 2008, we authorized the issuance of 4,090,000 shares to be issued to our officers and third party consultants for payment of liabilities for services provided. We recorded $531,700 as compensation and professional fee expense. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges.

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

None, for the period ending March 31, 2008

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Eworld Interactive, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending
March 31, 2008:
March 24, 2008
Report on Form 8-K; Section 3; Item 3.02;
Unregistered Sale of Equity Securities

EWORLD INTERACTIVE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: May 19, 2008	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer