Form 10-Q
period 2008-06-30
Eworld Interactive, Inc.
filed 2008-08-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer [ ] Non-accelerated filer	[ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2008: 58,305,425 shares of common stock

EWORLD INTERACTIVE, INC.

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (STATED IN U.S. DOLLARS)

	June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
Assets:

Current assets:
Cash	$69,983	$ 199,388
Prepaid assets	25,217	114,861
Prepaid assets with related parties	4,857	50,323
Prepaid production costs	-	329,413
License fees	-	280,000

Total current assets	100,057	973,985

License fees	-	280,000
Fixed assets	296,367	343,236
Intangible assets	-	517,961

	$396,424	$ 2,115,182

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts and other payables	$1,021,535	$ 999,016
Due to shareholders	314,380	390,333
Short-term borrowings	802,090	220,000
Convertible notes	1,272,254	950,000
Deferred revenue	130,379	581,825

Total current liabilities	3,540,638	3,141,174

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized,
58,305,425 and 51,789,551 shares issued and outstanding
at June 30, 2008 and December 31, 2007	3,992,748	2,974,962
Unissued shares, no par value, 1,909,091 shares	382,500	382,500
Comprehensive income	58,483	30,971
Accumulated deficit	(7,577,945)	(4,414,425)

	(3,144,214)	(1,025,992)

	$396,424	$ 2,115,182

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE AND SIX MONTH PERIOD ENDING JUNE 30, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$ 23,838	$1,457	$ 1,702,321	$1,457
Cost of sales	(152,968)	-	(1,747,315)	-

Gross profit (loss)	(129,130)	1,457	(44,994)	1,457

Bad debts	53,943	-	53,943	-
Professional fees	190,347	109,606	453,984	172,917
Salaries and benefits	152,392	-	405,603	-
Depreciation and amortization	16,229	11,508	51,646	11,508
Loan fees	-	74,374	315,364	85,000
Impairment of intangible assets and license fees	1,059,722	-	1,059,722	-
Office and miscellaneous expense	241,270	363,309	591,201	364,263

Total operating expense	1,713,903	558,797	2,931,463	633,688

Operating loss	1,843,033	557,340	2,976,457	632,231

Interest expense	137,420	408,767	187,063	473,453

Net loss	$ (1,980,453)	$(966,107)	$ (3,163,520)	$(1,105,684)

Net loss per share basic and diluted	$ (0.03)	$(0.02)	$ (0.06)	$(0.02)

Weighted average number of common shares outstanding	58,719,566	49,665,123	55,717,703	48,746,310

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS SIX MONTH PERIOD ENDING JUNE 30, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Six Month Period Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$ (3,163,520)	$(1,105,684)

Adjustments to reconcile net loss to net cash used in operating activities –
Impairment of intangible assets and license fees	1,059,722	-
Depreciation and amortization	71,642	11,508
Amortization of loan fees	-	85,000
Loan fees settled with Company stock	315,364	-
Liabilities settled with Company stock	531,700	-
Accretion of warrants and beneficial conversion	70,722	472,388
Changes in operating assets and liabilities:
Accounts receivable	-	36.709
Prepaid production costs	329,413	-
Prepaid assets and related parties	45,466	-
Prepaid assets	89,644	-
Due to shareholders	(75,953)	-
Deferred revenue	(451,446)	-
Accounts and other payables	22,519	(51,381)

Cash used in operating activities	(1,154,727)	(551,460)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	-	31,975
Purchase of fixed assets	(6,535)	(69,846)
Acquisition of license fees	-	(340,000)

Cash used in investing activities	(6,535)	(377,871)

Cash flows from financing activities:
Short-term borrowings	582,090	-
Stock sold	100,000	335,910
Convertible notes issued	322,254	1,000,000
Convertible note fees	-	(85,000)

Cash provided by financing activities	1,004,344	1,250,910

Effect on exchange rate changes	27,513	(15,719)

Increase (decrease) in cash	(129,405)	305,860

Cash, beginning of period	199,388	-

Cash, end of period	$ 69,983	$305,860

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of the convertible notes	$-	$1,000,000

Warrants issued with convertible notes	$-	$194,527

Liabilities settled with Company stock	$ 531,700	$-

Loan fees settled with Company stock	$ 315,364	$-

The accompanying notes are an integral part of these financial statements.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2008

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

Note 3 – Bad Debts

We have provided a bad debt allowance on our receivables of $53,943 which we deemed to be uncollectible in the foreseeable future.

Note 4 – Impairment of Long-Lived Assets and Intangible Assets

We have written-off the balance of the unamortized license fees on our online game Battlezone, for a total of $548,333 as we have terminated the game with our gaming provider, Sidus in July 2008. In addition, the unamortized gaming development cost of $499,787 was also written-off as impaired subsequent to the termination of the online game with Sidus.

Fixed assets of $11,602 was also provided for during the second quarter.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2008

Note 5 – Stock Issuances

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

On March 18, 2008, we authorized the issuance of 4,090,000 shares to be issued to our officers and third party consultants for payment of liabilities for services provided. We recorded $531,700 as compensation and professional fee expense. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges. The shares were not issued at June 30, 2008.

On May 20, 2008, we completed the sale of 909,091 shares of our common stock at a price of $0.11 per share for a total proceeds to the Company of $100,000.

At June 30, 2008, we have 2,836,679 warrants outstanding at a strike price of $0.80 expiring from December 31, 2008 to February 14, 2009.

Warrants Outstanding
Grant Date	No. of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,679	$0.80	December 31, 2008
	2,836,679

Note 6– Convertible Notes

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense.

During the second quarter, we sold $272,254 of convertible notes in aggregate at an interest rate of 12% per annum with maturity dates from April 5 to July 15, 2009. These notes are convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. These convertible notes had a beneficial conversion of $66,374. This was accreted as additional interest expense.

Note 7 – Notes Payable

In March 2008, we borrowed $576,057 from independent third parties with an interest rate from 8% to 15% per annum with maturity dates from June 1, 2008 to March 31, 2009. There is no collateral for the loans.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2008

Note 8 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at June 30, 2008:

Closing balances
Prepaid assets with related parties	$4,857
Due to shareholders	314,380
Short term borrowings	220,000

Transaction for the quarter
Consulting fees	$15,000
Rental expenses for occupancy by management	12,932

Note 9 – Subsequent Events

On July 15, 2008, we sold $100,000 in convertible note at an interest rate of 12% per annum with a maturity period on July 15, 2009. The note is convertible at a 20% discount to the ten-day average trading price at the time the request for conversion is received.

On July 25, 2008, we extended the convertible notes that were due on July 25, 2008 to July 25, 2009 with the same terms and conditions as laid out in the original agreement.

On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities (“Equity Interest”) of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the “Mojo Group”) for a total consideration of $411,967 and 4,030,000 common shares of EWIN currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an “earn out” basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWIN which is directly or indirectly held by Mojo management will be surrendered to us at no consideration. The following table summarizes the sale of Mojo Group to Blue Atelier, Inc.:

July 31, 2008

Cash	$18,900
Fixed assets	77,812
Prepaid assets	17,177
Payables and accrued expenses	(654,308)
Short-term borrowings	(73,600)
Payable to EWIN	(511,967)

As of the date of this report, the Term Sheet agreement has not signed by all parties.

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2008

The Company reports a net loss of $1,980,453 for the three-months ended June 30, 2008 versus a net loss of $966,107 for the three-months ended June 30, 2007.

The net loss for the three-months ended June 30, 2008 of $1,980,453 is comprised of operating expenses of $1,713,903 and sales exceeded by cost of sales for a gross loss of $129,130. Sales for the period were $23,838 and cost of sales totaled $152,968. Interest expense for the period was $137,420.

The net loss for the three-months ended June 30, 2007 of $966,107 is comprised of operating expenses of $558,797 and interest expenses of $408,767. Net revenues for the period were $1,457.

Comparative results for the two periods show a loss from sales of $129,130 for the period ending June 30, 2008 versus sales and net profit of $1,457 for the period ending June 30, 2007. Professional fees for the period ending June 30, 2008 were $190,347 versus $109,606 for the period ending June 30, 207. Additional significant contributors for the period ending June 30, 208 were salaries and benefits expense of $152,392 and impairment of intangible assets and license fees totaling $1,059,722.

Liquidity and Capital Resources

During the six-months ended June 30, 2008 the Company's cash position decreased $129,405. Net cash used in operating activities totaled $1,154,727; $6,535 was used in investing activities; and $1,004,344 was provided by financing activities: $582,090 from short-term borrowings; $100,000 from stock sold; and $322,254 from convertible notes issued. Effect of exchange rate changes provided $27,513.

Cash Flow Requirements for Operations.

As of June 30, 2008 we had available cash of $69,983. Based on our historical cash needs for operations averaging approximately $200,000 per month, we are operating month to month satisfying our cash requirements with loans and equity sales. Until we generate significant revenues from operations we will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

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

Results of Operations

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

Eworld Interactive, Inc. had intended to develop revenue through our eworldchina.cn online community focused on entertainment content. The company has historically received nominal revenues on developing site traffic.

We expected to develop revenues from the Battlezone game after an extended process of approval for commercial use from the Chinese regulators. Initial marketing efforts of the game were not successful and we currently do not have available funding to continue to market or operate the game. We terminated the game operations with our gaming provider, Sidus in July 2008.

Mojo Media had begun to generate revenue for the company; however those revenues did not continue to develop as expected. Due to our limited funding we may sell Mojo Media in an effort to reduce our overhead costs while we look to other opportunities to develop a revenue producing segment of operations.

The company continues to develop media for our web portal and will seek additional funding to expand operations to develop advertising sales from the portal site.

We are currently reorganizing our business efforts to reduce monthly operating expenses to maintain the remaining operations. Once we have obtained additional funding we can look to expand operations.

EWORLD INTERACTIVE, INC.

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

Marketing of the game was not successful and due to limited financial resources we are unable to continue to operate the game. We terminated the game operations with our gaming provider, Sidus in July 2008.

Mojo Mediaworks Limited

On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities (“Equity Interest”) of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the “Mojo Group”) for a total consideration of $411,967 and 4,030,000 common shares of EWIN currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an “earn out” basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWIN which is directly or indirectly held by Mojo management will be surrendered to us at no consideration. The following table summarizes the sale of Mojo Group to Blue Atelier, Inc.:

July 31, 2008

Cash	$18,900
Fixed assets	77,812
Prepaid assets	17,177
Payables and accrued expenses	(654,308)
Short-term borrowings	(73,600)
Payable to EWIN	(511,967)

As of the date of this report, the Term Sheet agreement has not signed by all parties.

Mojo Mediaworks Limited (“Mojo”) had done the production of the Chinese version of hit TV franchise "America's Next Top Model." The show was has aired in January, February and March of 2008 with positive results.

The production, titled "Pantene China's Next Top Model" is under license to MOJO by CBS Paramount, and is a co-production including Procter & Gamble (P&G), Stardom and Sichuan Satellite TV (SCTV).

The program's official website is at www.pantene-cntm.com. Additional user information including registration, blog, bbs, video streaming, and voting systems are available through eWorld Interactive's site at www.17dian.cn.

EWORLD INTERACTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Guy Peckham and with the assistance of Pierre Wong, our company accountant. Based upon that evaluation, they concluded that, as of June 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We previously identified weaknesses regarding the fact that the company:

1.	Has had only two directors and none would be considered a financial expert with experience in the oversight of financial reporting and controls. The current directors rely on guidance from retained experts for guidance. Subsequent to the period end, we have only one director.

To address these weaknesses the company continues to do the following:

1.	Management has an internal company accountant to coordinate and prepare all financial information. Management has a PCAOB accounting firm locally in China which reviews, tests and prepares financial information for audit and review by our redundant PCAOB accounting firm in the United States.

There have been no significant changes in our internal controls over financial reporting during the period ending June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

There has been no change in the Company’s disclosure controls during the period ended June 30, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the six months ended June 30, 2008 and continue to further identify and testing the effectiveness of these disclosure controls and procedures. We have identified weaknesses and have implemented procedures to mitigate those weaknesses.

Therefore, the Company has determined that the material weakness exists related to having only one officer and director. We have implemented procedures and employ staff and consultants to mitigate this weakness. We believe that this material weakness has been mitigated and is unlikely to materially affect the Company’s control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.

EWORLD INTERACTIVE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings None, for the period ending June 30, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, we completed the sale of 909,091 shares of our common stock at a price of $0.11 per share for a total proceeds to the Company of $100,000.

During the second quarter, we sold $272,254 of convertible notes in aggregate at an interest rate of 12% per annum with maturity dates from April 5 to July 15, 2009. These notes are convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received.

On July 15, 2008, we sold $100,000 in convertible note at an interest rate of 12% per annum with a maturity period on July 15, 2009. The note is convertible at a 20% discount to the ten-day average trading price at the time the request for conversion is received.

All securities were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2008
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Eworld Interactive, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending June 30, 2008; and through the date of the filing of this report:

August 5, 2008 Report on Form 8-K; Section 5; Item 5.02; Departure of Director

EWORLD INTERACTIVE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: August 13, 2008	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer