Form 10-Q
period 2008-09-30
Eworld Interactive, Inc.
filed 2008-11-19
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2008: 58,305,425 shares of common stock

EWORLD INTERACTIVE, INC.

EWORLD INTERACTIVE, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (STATED IN U.S. DOLLARS)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:

Current assets:
Cash	$76,191	$ 199,388
Accounts receivable	411,967	-
Prepaid assets	-	114,861
Prepaid assets with related parties	-	50,323
Prepaid production costs	-	329,413
License fees	-	280,000

Total current assets	488,158	973,985

License fees	-	280,000
Fixed assets	-	343,236
Intangible assets	-	517,961

	$488,158	$ 2,115,182

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts and other payables	$447,814	$ 999,016
Due to shareholders	10,650	390,333
Short-term borrowings	803,930	220,000
Convertible notes	1,322,255	950,000
Deferred revenue	-	581,825

Total current liabilities	2,584,649	3,141,174

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized,
58,305,425 and 51,789,551 shares issued and outstanding
at September 30, 2008 and December 31, 2007	4,061,017	2,974,962
Unissued shares, no par value, 1,909,091 shares	382,500	382,500
Treasury stock 4,030,000 shares at September 30, 2008	(100,750)	-
Comprehensive income	74,220	30,971
Accumulated deficit	(6,513,478)	(4,414,425)

	(2,096,491)	(1,025,992)

	$488,158	$ 2,115,182

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE AND NINE MONTH PERIOD ENDING SEPTEMBER 30, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended		Nine Month Period Ended
		September 30,	September 30,
	2008	2007	2008	2007

Sales	$28,989	$539,003	$ 1,731,310	$540,460
Cost of sales	(19,908)	(415,622)	(1,767,223)	(415,622)

Gross profit (loss)	9,081	123,381	(35,913)	124,838

Professional fees	95,400	190,447	549,384	363,364
Salaries and benefits	6,489	-	412,092	-
Depreciation and amortization	2,174	-	53,820	-
Loan fees	-	-	315,364	85,000
Impairment of intangible assets and license fees	60,782	-	1,120,504	-
Office and miscellaneous expense	72,533	561,002	663,735	925,264

Total operating expense	237,378	751,449	3,114,899	1,373,628

Operating loss	(228,297)	(628,068)	(3,150,812)	(1,248,790)

Other income (expense):
Interest expense	(129,409)	(153,343)	(316,472)	(628,796)
Gain on sale of Eworld China	76,310	-	76,310	-
Gain on sale of Mojo Group	1,291,921	-	1,291,921	-

Total other income (expense)	1,238,822	(155,343)	1,051,759	(628,796)

Net income (loss)	$ 1,010,525	$(783,411)	$ (2,099,053)	$(1,877,586)

Net income (loss) per share	$0.02	$(0.02)	$ (0.04)	$(0.04)

Net loss per share fully diluted	$0.01

Weighted average shares outstanding	58,305,425	51,789,551	58,305,425	49,760,724

Weighted average shares outstanding fully diluted *	150,000,000

*Limited to authorized shares if all convertible notes were converted the outstanding shares would be 229,837,175

The accompanying notes are an integral part of these financial statements. 4

EWORLD INTERACTIVE, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS NINE MONTH PERIOD ENDING SEPTEMBER 30, 2008 AND 2007 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Nine Month Period Ended
		September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$ (2,099,053)	$(1,877,586)

Adjustments to reconcile net loss to net cash used in operating activities –
Gain on sale of Mojo Group	(1,291,921)	-
Gain on sale of Eworld China	(76,310)	-
Impairment of intangible assets and license fees	1,120,504	-
Depreciation and amortization	105,680	-
Amortization of loan fees	-	85,000
Loan fees settled with Company stock	315,364	-
Liabilities settled with Company stock	531,700	-
Accretion of warrants and beneficial conversion	138,991	472,388
Changes in operating assets and liabilities:
Accounts receivable	-	43,111
Prepaid assets and related parties	50,323	-
Prepaid assets	53,934	-
Due to shareholders	(379,683)	-
Accounts and other payables	(85,625)	18,835

Cash used in operating activities	(1,616,096)	(1,258,252)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	-	31,975
Purchase of fixed assets	(6,535)	(109,315)
Acquisition of license fees	-	(340,000)

Cash used in investing activities	(6,535)	(417,340)

Cash flows from financing activities:
Short-term borrowings	533,931	(689,711)
Sale of assets in Eworld China	400,000	-
Stock sold	100,000	1,171,711
Convertible notes issued	422,254	1,500,000
Convertible note fees	-	(85,000)

Cash provided by financing activities	1,456,185	1,897,000

Effect on exchange rate changes	43,249	(15,501)

Increase (decrease) in cash	(123,197)	205,970

Cash, beginning of period	199,388	-

Cash, end of period	$ 76,191	$205,907

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of the convertible notes	$-	$1,000,000

Warrants issued with convertible notes	$-	$194,527

Liabilities settled with Company stock	$ 531,700	$-

Loan fees settled with Company stock	$ 315,364	$-

The accompanying notes are an integral part of these financial statements. 5

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING SEPTEMBER 30, 2008

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

Note 3 – Impairment of Long-Lived Assets and Intangible Assets

We have written-off the balance of the unamortized license fees on our online game Battlezone, as we have terminated the game with our gaming provider, Sidus in July 2008. In addition, the unamortized gaming development cost was also written-off as impaired subsequent to the termination of the online game with Sidus. The total amount of impairment for the period ended September 30, 2008 was $1,120,504.

Note 4 – Sale of Mojo Group

On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities (“Equity Interest”) of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the “Mojo Group”) for a total consideration of $411,967 and 4,030,000 common shares of EWIN currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an “earn out” basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWIN which is directly or indirectly held by Mojo management has been surrendered to us. This transaction was effective as of August 8, 2008.

A gain of $1,291,921 was recognized in the period ended September 30, 2008 relating to the sale of Mojo Group.

Note 5 – Sale of Eworld China

On August 11, 2008, we entered into a Letter of Intent (“LOI”) with Big Leap International Limited (“Big Leap”), a subsidiary of CY Foundation Group Limited listed in the Hong Kong Stock Exchange, to 1) purchase the operating platform and assets of Eworld China; and 2) enter an arrangement of contract of service with Laurence Li, our president of Eworld China and a selected number of his team members for a total consideration of $400,000. The selected member of the team will be hired by Big Leap for a minimal period of 18 months. If any of the team members terminated their service contract within the 18 month period, we are obligated to refund $150,000 back to Big Leap for non-compliance of the terms as set out in the LOI. This transaction was completed on September 4, 2008.

A gain of $76,310 was recognized as a result of the selling of Eworld China during the period ended September 30, 2008.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING SEPTEMBER 30, 2008

Note 6 – Stock Issuances

On March 18, 2008, we extended the convertible notes that were originally due on January 25, 2008 to July 25, 2008 with the terms and conditions as laid out in the original agreement. We authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short-term note lender as compensation for the maturity date extensions. We recorded $315,364 as a loan fee for the extension. The fee was determined based on the market value of our stock on the date of the extension. On July 25, 2008, we have extended the above convertible notes to July 25, 2009 with the same terms and conditions as laid out in the original agreement.

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

At September 30, 2008, we have 2,836,679 warrants outstanding at a strike price of $0.80 expiring from December 31, 2008 to February 14, 2009.

Warrants Outstanding

Grant Date		No. of Warrants	Exercise Price	Expiry Date

February	2, 2007	970,000	$0.80	December 31, 2008
February	14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007		866,679	$0.80	December 31, 2008
		2,836,679

Note 7 – Convertible Notes

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

On July 15, 2008, we sold $100,000 in a convertible note at an interest rate of 12% per annum that matures on July 15, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $68,269. This was accreted as additional interest expense.

If all of the convertible notes were converted we would need to change the authorized amount of our shares because the conversion would exceed 150,000,000 shares. Based on the closing price of our stock on September 30, 2008 171,531,750 shares would be issued for the convertible notes.

EWORLD INTERACTIVE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING SEPTEMBER 30, 2008

Note 8 – Notes Payable

In March 2008, we borrowed $576,057 from independent third parties with an interest rate from 8% to 15% per annum with maturity dates from June 1, 2008 to March 31, 2009. There is no collateral for the loans.

Note 9 – Related Party Transactions

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2008

The Company reports a net income of $1,010,525 for the three-months ended September 30, 2008 versus a net loss of $783,411 for the three-months ended September 30, 2007.

The net income for the three-months ended September 30, 2008 of $1,010,525 is primarily comprised of an operating loss of $228,297; which is offset by a gross profit from sales of $9,081 and other income of $1,238,822. Total other income was primarily comprised of $1,291,921 gained on the sale of Mojo Group.

The net loss for the three-months ended September 30, 2007 of $783,411 is comprised of operating expenses of $751,449 and interest expenses of $153,343; offset by net revenues for the period of $123,381.

Liquidity and Capital Resources

During the nine-months ended September 30, 2008 the Company's cash position decreased $123,197. Net cash used in operating activities totaled $1,616,096; $6,535 was used in investing activities; and $1,456,185 was provided by financing activities: $533,931 from short-term borrowings; $400,000 from the sale of assets in Eworld China; $100,00 from stock sold; and $422,254 from convertible notes issued. Effect of exchange rate changes provided $43,249.

Cash Flow Requirements for Operations.

As of September 30, 2008 we had available cash of $76,191. Our current operations are limited due to a lack of available funding develop our business plans. Cash demands are currently debt payable, administrative, accounting and legal expense. We are operating month to month satisfying our cash requirements with loans and equity sales. We will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

EWORLD INTERACTIVE, INC.

Results of Operations

Eworld is the developer of eworldchina.cn, an online community focused on entertainment content provided by both leading professional content producers and amateur content produced by users of the website. The online platform allowed users to create and define their own personal space in the community, then interact with and within the community on multiple levels.

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

Mojo Media had begun to generate revenue for the company; however those revenues did not continue to develop as expected. Due to our limited funding we sold Mojo Media in an effort to reduce our overhead costs and debt while we look to other opportunities to develop a revenue producing segment of operations.

Shanghai Eworld China Information Technologies Co., Ltd., (Eworld China)

On August 11, 2008, we entered into a Letter of Intent (“LOI”) with Big Leap International Limited (“Big Leap”), a subsidiary of CY Foundation Group Limited listed in the Hong Kong Stock Exchange, to 1) purchase the operating platform and assets of Eworld China; and 2) enter an arrangement of contract of service with Laurence Li, our president of Eworld China and a selected number of his team members for a total consideration of $400,000. The selected member of the team will be hired by Big Leap for a minimal period of 18 months. If any of the team members terminated their service contract within the 18 month period, we are obligated to refund $150,000 back to Big Leap for non-compliance of the terms as set out in the LOI. This transaction was completed on September 4, 2008.

www.eworldchina.cn & www.17dian.cn

The eworldchina online community portal has been suspended due to a lack of available funding.

Alchemy War Game (Beta)

On Nov 19, 2007, eWorld Interactive announced the closed beta launch of its new Web Game entitled Alchemy War. The game allows players to build their own castles, set up alliances with other players and achieve the goal of setting up a kingdom through trade, war and politics.

The game was developed in-house by the same team that localized eWorld's version of BattleZone. Operations of this game have been suspended due to a lack of available funding.

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

EWORLD INTERACTIVE, INC.

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

Effective August 8, 2008 Eworld Interactive, Inc.(Eworld) has sold 100% of the issued and outstanding equity of Mojo Media Works, Limited (“MOJO”),a British Virgin Islands company to Blue Atelier, Inc., a Nevada Company. The agreement was made to be effective on August 8, 2008 but did not receive all the required signatures for approval by the parties until August 19, 2008. The company has disclosed this transaction on Form 8-K filed August 25, 2008 and incorporates by reference that disclosure into this Form 10-Q.

We are currently reorganizing our business efforts due to a lack of available funding for operations. Once we have obtained additional funding we can look to expand operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

EWORLD INTERACTIVE, INC.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Guy Peckham and with the assistance of an outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We have identified and tested the internal control procedures based on the referenced guidance. We have identified weaknesses regarding the fact that the Company has only one employee, which performs all accounting and bookkeeping for the Company through an outside accounting firm. To mitigate this weakness all transactions are approved by the Chief Financial Officer and the outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Having identified weaknesses implicit to the scope of our operations and implementing procedures to mitigate those weaknesses our principal executive and principal financial officer, Mr. Guy Peckham, has determined that the effectiveness of our disclosure controls and procedures were effective as of the three month period ended September 30, 2008.

There has been no change in the Company’s disclosure controls during the three month period ended September 30, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the period ended September 30, 2008 and we have tested the effectiveness of these disclosure controls and procedures. The Company has identified weaknesses regarding the fact that the company has only one employee, which performs all accounting and bookkeeping for the company through our outside accounting firm. This material weakness could materially affect the Company’s control over financial reporting.

EWORLD INTERACTIVE, INC.

To mitigate this weakness all transactions are approved by the Chief Financial Officer and outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We will not be able to eliminate this weakness until such time as we expand our staff to enable additional controls to be implemented.

Having identified weaknesses implicit to the scope of our operations and implementing procedures to mitigate those weaknesses our principal executive and principal financial officer, Mr. Guy Peckham, has determined that the effectiveness of our internal controls over financial reporting are effective as of the period ended September 30, 2008.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.

EWORLD INTERACTIVE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending September 30, 2008

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending September 30, 2008

Item 5. Other Information

None

Item 6. Exhibits and Reports

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

Eworld Interactive, Inc.

Date: November 18, 2008	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer