Form 10-K
period 2008-12-31
Eworld Interactive, Inc.
filed 2009-04-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-130707
EWORLD INTERACTIVE INC.
(Exact name of small business issuer as specified in its charter)
1147 Kang Ding Road, Room 208, Block D
Shanghai, China 200042
Address of Principal Executive Offices

Registrants telephone number, including area code
______(021) 6888 0708

Florida	65-0855736

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
[ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
[ ] YES [X] NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] YES [ ] NO
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008, computed by reference to the bid/ask price of $.001 at December 31, 2008 is $54,543.
The number of shares outstanding of the Registrant's common stock as of December 31, 2008 was 58,305,425

I

Eworld Interactive, Inc.

Table of Contents

Part I
Business	3
Properties	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Part II
Market for Registrants Common Equity, Related Stockholder Matters and Issuers
Purchases of Equity Securities	5
Management's Discussion and Analysis of Financial Condition and Results of
Operations	7
Financial Statements and Supplementary Data	12
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	35
Controls and Procedures	35
Other Information	35
Part III
Directors, Executive Officers and Corporate Governance	37
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	37
Certain Relationships and Related Transactions, and Director Independence	37
Principal Accounting Fees and Services	37
Exhibits, Financial Statement Schedules	37
Signatures	39

Eworld Interactive, Inc.

Part I

Business

Salty’s Warehouse, Inc. (The Company) was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to Eworld Interactive, Inc. (Eworld).

eWorld Interactive formerly operated: eWorld China (www.eworldchina.cn including www.17dian.cn) and Mojo Mediaworks.

Eworld was the developer of eworldchina.cn, an online community focused on entertainment content provided by both professional content producers and amateur content produced by users of the website. The online platform allowed users to create and define their own personal space in the community, then interact with and within the community on multiple levels.

Effective May 11st ,2007 Eworld Interactive, Inc.(Eworld) acquired 100% of the issued and outstanding equity of Mojo Media Works, Limited (Mojo),a British Virgin Islands company. The principal business of Mojo and its subsidiary companies was to establish a new business in the production and distribution of television programs in the Peoples Republic of China (PRC).

Although, Eworld Interactive was able to launch an online game as intended and Mojo Media Works was able to produce a television show in the PRC as intended, revenues did not develop rapidly enough to sustain operations and the Company was unable to obtain sufficient additional financing to maintain operations.

The Company has disposed of Shanghai Eworld China Information Technologies Co., Ltd (“Eworld China”) and Mojo Media Works Limited and its subsidiaries in August 2008. The Company has ceased all business in online game and media production business and became a shell company with no functional operations.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“Ewin”) after Ewin executes a forty to one reverse split of the presently issued and outstanding Ewin common stock in exchange for $250,000. Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of Ewin and quotation of its common stock on the OTCBB.

In the event the agreement is completed, the Company expects to seek to acquire a new operating entity that may have a different business scope.

Eworld Interactive, Inc. has never declared bankruptcy, has never been in receivership,.

Employees

Currently, the Company has one employee, Mr. Guy Peckham, the Company President and CEO.

Compliance with Environmental Laws

Eworld Interactive, Inc. is not required to comply with any environmental laws that are particular to our business operations. We currently do not have functional operations.

Additional information

The common stock of Eworld Interactive, Inc. is quoted on the OTC Bulletin Board under the symbol EWIN.OB. The Company has a December 31st fiscal year end.

Eworld Interactive, Inc.

Properties

Eworld Interactive, Inc. has no properties and at this time has no agreements to acquire any properties.

The Company’s temporary offices are at 1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200042; comprised of facilities for administrative offices. The facilities are provided as needed cost free by our President. We believe that the foregoing facilities are sufficient for our current operational needs.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

Intellectual Property

We own the registered trademark, “Salty’s Warehouse,” registration number 2668148, registered on December 31, 2002 with the U.S. Patent and Trademark Office. At this time, we do not have any other trademark, copyright or patent protection.

In January 2007, the Company acquired the exclusive publishing rights from South Korea’s Sidus Company to launch and operate “Battle Zone Online” for the People’s Republic of China. In July of 2008 we terminated our license with Sidus and ceased online game operations.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2008. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Eworld Interactive, Inc.

Part II

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Eworld Interactive, Inc. common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “ewin.ob”. The first available quotations on the Over-The-Counter Bulletin Board appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	Open	High	Low	Close
March 31, 2009	$0.002	$0.002	$0.002	$0.002
December 31, 2008	0.001	0.001	0.001	0.001
September 30, 2008	0.01	0.01	0.01	0.01
June 30, 2008	0.05	0.05	0.05	0.05
March 31, 2008	0.13	0.13	0.13	0.13
December 31, 2007	0.40	0.42	0.25	0.33
September 28, 2007	0.42	0.46	0.31	0.41
June 29, 2007	0.96	0.98	0.38	0.49
March 30, 2007	0.66	0.71	0.66	0.66
January 31, 2007	1.15	1.17	1.01	1.10

Holders

Total shares outstanding as of December 31, 2008 were 58,305,425; and were held by approximately 72 shareholders of record and an undetermined number of holders in street name.

Dividend Policy

Eworld Interactive, Inc. has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends on its common stock in the next 12 month period.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Outstanding Options/Warrants

At December 31, 2008, we have 1,000,000 warrants outstanding at a strike price of $0.80 expiring February 14, 2009 (which were subsequently expired on the maturity date). None of these outstanding warrants are part of an equity compensation plan.

Warrants Outstanding:

Grant Date	Number of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,670	$0.80	December 31, 2008
	2,836,670
Less: expired warrants	(1,836,670)
	1,000,000

Eworld Interactive, Inc.

Equity Compensation Plan Information

The following table provides information as of March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$ 0.00	0
Equity compensation plans	0	$ 0.00	1,910,000
not approved by shareholders

Total	0	$ 0.00	1,910,000

1.	Effective March 18, 2008, our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion.

2.	On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company officers and third party consultants for their services provided for the year ended December 31, 2007. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges. The shares were later issued in June 2008.

Recent Sales of Unregistered Securities

None during the three month period ended December 31, 2008

Eworld Interactive, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Critical Accounting Policies

Impairment of long-lived assets and intangible assets

Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different. These impairments were significant in 2008 resulting in an expense of $1,108,903 for the year

Revenue Recognition

Online game services

The Company earns revenue from sales of its prepaid game cards and prepaid online points for its online game products sold to distributors who in turn ultimately sell them to end customers. All prepaid fees received from distributors are initially recognized as advances from customers. Prepaid fees are recognized as deferred revenue upon the customer’s online registration and activation of their cards or online points. Players can access our games free of charges but may use game points for in-game premium features. The distribution of points to end users is typically made by sales of prepaid game cards and prepaid online points. Fees of prepaid game cards and prepaid online points are deferred when received. Revenue is recognized over the life of the premium features or as the premium features are consumed. Unused prepaid cards were returned to respective distributors upon the disposal of Eworld China in August 2008. The Company no longer has any online game revenue subsequent to the disposal.

Media Production Consulting Services

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent.

Revenue represents the invoiced values of service, net of business taxes. The media production revenue was mainly derived from the consulting services on the media production for the “American Next Top Model” in China. Accordingly, the related revenue was recognized when all four of the following criteria were met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured. The Company no longer has any media production revenue subsequent to the disposal of Mojo Media Limited and its subsidiary in August 2008.

Eworld Interactive, Inc.

Plan of Operations

eWorld Interactive formerly operated: eWorld China (www.eworldchina.cn including www.17dian.cn) and Mojo Mediaworks.

Although, Eworld Interactive was able to launch an online game as intended and Mojo Media Works was able to produce a television show in the PRC as intended, revenues did not develop rapidly enough to sustain operations and the Company was unable to obtain sufficient additional financing to maintain operations.

The Company has disposed of Shanghai Eworld China Information Technologies Co., Ltd (“Eworld China”) and Mojo Media Works Limited and its subsidiaries in August 2008. The Company has ceased all business in online game and media production business and became a shell company with no functional operations.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“Ewin”) after Ewin executes a forty to one reverse split of the presently issued and outstanding Ewin common stock in exchange for $250,000. Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of Ewin and quotation of its common stock on the OTCBB.

In the event the agreement is completed, the Company expects to seek to acquire a new operating entity that may have a different business scope.

It may be that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.

There are currently no contracts or agreements between any operating companies that are searching for shell companies with which to merge.

Eworld Interactive, Inc.

Financial Condition and Results of Operations

Comparison of Results of Operations for the Year Ending December 31, 2008 and December 31, 2007

The Company reported a net loss $4,273,317 for the year ending December 31, 2007 versus a net loss of $2,570,629 for the year ending December 31, 2008.

For the year ending December 31, 2007; primary contributors to the net loss of $4,273,317 included professional fees of $847,748; general and administrative expenses of $820,298; salaries and benefits of $663,992; expenses related to abandoned project of $620,551; and, loan fees totaling $467,500.

For the year ending December 31, 2008; primary contributors to the net loss of $2,570,629 included professional fees of $592,723; general and administrative expenses of $740,224; salaries and benefits of $473,847; expenses related to abandoned project of $1,108,903; and, loan fees totaling $315,364.

Comparatively for the periods, net loss was significantly reduced in the year ended 2008 as compared to 2007 by recorded gains on sales of terminated operations totaling $1,169,264 Note: Prior period comparisons of results are impacted by developing operations and termination of operations during the periods covered. For the year ending December 31, 2007; activities included migration of the Company from shell company status, completion of agreements, increased operational activities and capital resources, and the acquisition of subsidiaries. Results for the year ending December 31, 2008 included continued development of operations in the beginning of the period and termination of all functional operations by August of 2008.

Selected Financial Information
	Year Ended
	December 31,
	2008	2007

Statement of Operations Data:
Sales	$1,731,310	$545,627
Operating Loss	(3,320,794)	(3,420,851)
Net loss	(2,570,629)	(4,273,317)
Net loss per share	$(0.04)	$(0.08)

Balance Sheet Data:
Total assets	$3,798	$2,115,182
Total liabilities	2,636,730	3,141,174
Stockholders’ equity (deficit)	$(2,632,932)	$(1,025,992)

Results of Operations
	Year Ended
	December 31,
	2008	2007

Sales	$1,731,310	$545,627
Cost of Sales	(1,767,223)	(486,999)
Operating expenses	3,284,881	3,479,479
Net loss	(2,570,629)	(4,273,317)

Eworld Interactive, Inc.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2008 net cash used in operating activities totaled $1,688,489. Cash used in investing activities totaled $6,535 for the purchase of fixed assets. Cash provided by financing activities totaled $1,456,185 and included $1,056,185 from convertible notes issued and $400,000 from the sale of assets.

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

Convertible Notes

In July 2007, we sold $500,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (later extended to July 25, 2009). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. The convertible notes had a beneficial conversion of $145,800. This was accreted as additional interest in the year ended December 31, 2007.

In November 2007, we sold $450,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (later extended to July 25, 2009). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. Also, the convertible notes had a beneficial conversion of $199,043. This was accreted as additional interest of the loans.

We extended the above convertible notes that were originally due on January 25, 2008 to July 25, 2008, and subsequently to July 25, 2009 with the terms and conditions as laid out in the original agreement. On March 18, 2008 we authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short term note lender as compensation for the maturity date extensions.

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense.

During the second quarter of 2008, we sold $372,254 of convertible notes in aggregate at an interest rate of 12% per annum with maturity dates from April 5 to July 15, 2009. These notes are convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. These convertible notes had a beneficial conversion of $101,509. This was accreted as additional interest expense.

On July 15, 2008, we sold $100,000 in a convertible note at an interest rate of 12% per annum that matures on July 15, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $68,269. This was accreted as additional interest expense.

If all of the convertible notes were converted we would need to change the authorized amount of our shares because the conversion would exceed 150,000,000 shares. Based on the closing price of our stock on December 31, 2008 a total of 171,531,750 shares would be issued for the convertible notes.

Material Impact of Known Events on Liquidity

Other than the general economic, financial and credit problems being experienced throughout the world markets and economies resulting in a general reduction of available credit and investment funds; we have not identified any known trends or any known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in a material increase or decrease in our liquidity. We have historically financed our operations through the sale of our common equity and continue to experience the same difficulties in the current financial environment as we had in the past. Our limited operational history and lack of current revenues are more of an impact on financing efforts to sustain and expand our operations than the global economic condition.

Eworld Interactive, Inc.

Cash Flow Requirements for Operations

As of December 31, 2008 we had available cash of $3,798. Based on our historical cash needs for operations averaging approximately $200,000 per month, we were unable to sustain operations and were forced to cease operations as a result of our inability satisfying our cash requirements with loans and equity sales. We currently have legal and accounting expenses along with debt obligations with no revenue generating operations.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,570,629 for the year ended December 31, 2008. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Eworld Interactive, Inc.

Financial Statements and Supplementary Data

Eworld Interactive, Inc. and Subsidiaries

Consolidated Financial Statements For the Years ended December 31, 2008 and December 31, 2007 (Stated in USD)

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Eworld Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Eworld Interactive, Inc. (the “Company” or “Ewin”) and its subsidiary as of December 31, 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for each of the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, As discussed in the Note 3 to the consolidated financial statements, the Company has ceased all business in online games and media production and became a shell company with no functional operations when Mojo Media Works Limited and its subsidiary and Shanghai Eworld China Information Technologies Co., Ltd (“Eworld China”) were disposed in August 2008. The disposal details of the subsidiary are disclosed in Note 13 to the consolidated financial statements. The Company and its subsidiary has no operating revenue and suffered recurring losses and had negative cash flows from operations that arise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shanghai Perfect C.P.A Partnership Shanghai Perfect C.P.A Partnership Certified Public Accountants PRC, China 10 April, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors Eworld Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Eworld Interactive, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eworld Interactive, Inc. as of December 31, 2007 and the results of its consolidated operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

/s/Weaver & Martin, LLC Weaver & Martin, LLC Kansas City, Missouri April 11, 2008

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2008 and 2007

	2008	2007

Assets

Current assets:
Cash	$3,798	$199,388
Prepaid assets	-	114,861
Prepaid assets with related parties	-	50,323
Prepaid production costs	-	329,413
License fees	-	280,000

Total current assets	3,798	973,985

License fees	-	280,000
Intangible asset	-	517,961
Fixed assets, net	-	343,236

	$3,798	$2,115,182

Liabilities and Stockholder’s Equity / (Deficit)

Current liabilities:
Accounts and other payables	395,545	999,016
Due to shareholders	15,000	390,333
Deferred revenue	-	581,825
Short-term borrowings – related party	-	220,000
Convertible notes	2,226,185	950,000

Total current liabilities	2,636,730	3,141,174

Stockholders’ equity / (deficit):
Preferred stock, no par value; 5,000,000 shares authorized
and no shares issued or outstanding	-	-

Common stock, no par value, 150,000,000 shares authorized
and 58,305,425 and 51,789,551 shares issued and outstanding
at December 31, 2008 and December 31, 2007, respectively	3,895,402	2,974,962

Unissued shares no par value; 1,000,000 shares	382,500	382,500

Comprehensive income	74,220	30,971

Accumulated deficit	(6,985,054)	(4,414,425)

	(2,632,932)	(1,025,992)

	$3,798	$2,115,182

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2008 and 2007

	2008	2007

Sales	$1,731,310	$545,627
Cost of sales	(1,767,223)	(486,999)
Gross (loss)/profit	(35,913)	58,628
Professional fees	592,723	847,748
Salaries and benefits	473,847	663,992
Depreciation and amortization	53,820	59,390
General and administrative expenses	740,224	820,298
Loan fees	315,364	467,500
Impairment of license fee and intangible assets	1,108,903	620,551

Total operating expense	3,284,881	3,479,479
Operating loss	(3,320,794)	(3,420,851)
Other (expense)/income
Interest expense	(419,099)	(852,466)
Gain on sale of Eworld China	289,310	-
Gain on sale of Mojo Group	879,954	-

Total other income (expense)	750,165	(852,466)

Net loss	(2,570,629)	(4,273,317)

Net loss per share	$(0.04)	$(0.08)

Net loss per share fully diluted	$(0.02)	$(0.08)

Weighted average shares outstanding	58,305,425	50,781,464
Weighted average shares outstanding fully diluted	150,000,000

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity and Comprehensive Income

	Common	Common	Unissued
	Stock	Stock	Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2007	22,450,000	$ 131,821	-	$ -	$-	$ (141,108)	$(9,287)

Cancellation of 11,952,999 stocks and
4.6:1 common share split	25,836,205	-	-	-	-	-	-
Common stock issuance for acquisition
of Mojo Mediaworks, no par value	7,000,000	-	-	-	-	-	-
Cancellation of 7,000,000 shares	(7,000,000)	-	-	-	-	-	-
Sales of warrants	-	194,528	-	-	-	-	194,528
Common stocks issued for cash	1,836,679	1,025,910	-	-	-	-	1,025,910
Conversion of convertible note	1,666,667	1,000,000	-	-	-	-	1,000,000
Beneficial conversion of convertible
notes	-	622,703	-	-	-	-	622,703
Unissued stock for loan fee	-	-	1,000,000	382,500	-	-	382,500
Exchange difference	-	-	-	-	30,971	-	30,971
Net loss, year ended Dec 31,2007	-	-	-	-	-	(4,273,317)	(4,273,317)

Balance at January 1, 2008	51,789,551	$ 2,974,962	1,000,000	$ 382,500	$30,971	$ (4,414,425)	$(1,025,992)

Convertible notes and short term
borrowings	-	-	2,425,874	315,364	-	-	315,364
Common stock issuance to officers
and consultants	-	-	4,090,000	531,700	-	-	531,700
Beneficial conversion of
convertible notes	-	174,126	-	-	-	-	174,126
Issuance of previous
unissued stocks	6,515,874	847,064	(6,515,874)	(847,064)	-	-	-
Cancellation of 4,030,000 treasury
shares returned by Mojo Group	-	(100,750)	-	-	-	-	(100,750)
Exchange difference	-	-	-	-	43,249	-	43,249
Net loss, year ended Dec 31, 2008	-	-	-	-	-	(2,570,629)	(2,570,629)

Balance at Dec 31, 2008	58,305,425	$ 3,895,402	1,000,000	$ 382,500	$74,220	$ (6,985,054)	$(2,632,932)

The accompanying notes are an integral part of the consolidated financial statements

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$ (2,570,629)	$ (4,273,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Mojo Group	(879,954)	-
Gain on sale of Eworld China	(289,310)	-
Impairment of intangible assets and license fee	1,108,903	620,551
Depreciation and amortization	105,680	59,390
Amortization of loan fees	-	85,000
Loan fees settled with Company stock	315,364	-
Liabilities settled with Company stock	531,700	-
Unissued stock for loan fee	-	382,500
Accretion of interest and beneficial conversion	174,126	817,231
Changes in operating assets and liabilities:
Prepaid assets	53,934	108,065
Prepaid assets with related party	50,323	(50,324)
Prepaid production costs	-	(329,413)
Accounts and other payables	126,707	166,059
Due to shareholders	(375,333)	390,333
Deferred revenue	-	581,825

Cash used in operating activities	(1,688,489)	(1,442,100)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	-	(658,024)
Purchase of fixed assets	(6,535)	(282,369)
Acquisition of license fees	-	(560,000)

Cash used in investing activities	(6,535)	(1,500,393)

Cash flows from financings activities:
Short-term borrowings	-	220,000
Sale of assets in Eworld China	400,000	-
Issuance of common stock for cash	-	1,025,910
Convertible notes issued	1,056,185	1,950,000
Loan fees	-	(85,000)

Cash provided by financing activities	1,456,185	3,110,910

Effects of exchange rate changes	43,249	30,971

Increase (Decrease) in Cash	(195,590)	199,388
Cash, beginning of period	199,388	-

Cash, end of period	$ 3,798	$ 199,388

The accompanying notes are an integral part of these consolidated financial statements.

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2008 and 2007

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash financing activities:
Conversion of convertible notes	$ -	$ 1,000,000

Warrants issued with convertible notes	$ -	$ 194,527

Unissued stock for loan fee	$ -	$ 382,500

Liabilities settled with Company stock	$ 531,700	$ -

Loan fees settled with Company stock	$ 315,364	$ -

The accompanying notes are an integral part of the consolidated financial statements

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

As a result of this transaction, Mr. Guy Peckham acquired 14,077,229 common shares representing 62.7% of the total issued and outstanding common shares and changed the name of the Company to Eworld Interactive, Inc. (Eworld). Eworld mainly engaged in selling of online game services and media production business in Mainland China.

As disclosed in Note 13 to the consolidated financial statements, the Company disposed Shanghai Eworld China Information Technologies Co., Ltd (“Eworld China”) and Mojo Media Works Limited and its subsidiary in August 2008. The Company has since ceased all business in online game and media production business and became a dormant shelf company. The Company is currently seeking to acquire new operating entity that may have a different business scope.

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

b)	Basis of consolidation

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

Shanghai Eworld China Information Technologies Co., Ltd. (“Eworld China”) is a VIE owned by Mr. Zhi Gang Laurence Li (80% owner) and Mr. Hui Magic Li (20% owner), the Chinese national nominees on behalf of the Company. This is a Chinese domestic enterprise. Mr. Zhi Gang Laurence Li and Mr. Hui Magic Li have trust and pledge agreements in place with WFOE which effectively grant all control of the local domestic business and the Chinese domestic enterprise to Eworld Interactive Inc. Eworld Interactive Inc. holds all the rights, trademarks and technology for the Eworld platform and all of its business units in operation in China. As disclosed in Note 13 to the consolidated financial statements, Eworld China was disposed in August 2008.

Note 2 - Summary of Significant Accounting Policies (continuation)

b)	Basis of consolidation (continuation)

Mojo Media Group

Mojo Media Group is comprised of the Mojo Media Works Limited, a BVI company (“Mojo BVI”); Mojo Media Works (Hong Kong) Limited ("Mojo Hong Kong"), a wholly owned subsidiary company of Mojo BVI; Mojo Media Works Shanghai Limited (“Mojo Shanghai”), a wholly owned subsidiary company of Mojo Hong Kong that is incorporated under the laws of the Peoples’ Republic of China (“PRC”); Mojo Media Works Philippines, Inc. (“Mojo Philippines”), an almost wholly owned subsidiary company of Mojo Shanghai that is incorporated under the laws of Philippines. As disclosed in Note 13 to the consolidated financial statements, Mojo.

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

As disclosed in Note 13 to the consolidated financial statements, Mojo Media Group, inclusive LUSI, was disposed in August 2008.

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

The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; The Company’s ability to acquire new company with profitable operations; advances and trends in new technologies and industry standards; competition from other competitors; regulatory or other PRC related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies.

f)	Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Note 2 - Summary of Significant Accounting Policies (continuation)

f)	Allowance of doubtful accounts (continuation)

Based on the above assessment, during the reporting years, provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from two to three months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts were insignificant.

g)	Property, equipment and software

Property, equipment and software are stated at cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives after a 5% residual value:

	Computer and equipment	- 5 years
	Software	- 5 years
	Office furniture and fixtures	- 5 years
	Leasehold improvements	- Lesser of the respective term of the leases or
the estimated useful lives of the leasehold improvements

Depreciation is recorded when the assets are ready for their intended use. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts, and any gain or loss on such sales is reflected in operations. Maintenance and repair costs are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized as additions to the related assets.

h)	Deferred revenue and prepaid production costs

In December 2007, we have received revenue advances for the show China’s Next Top Model totaling $581,825 and a corresponding pre-production cost totaling $329,413 which were realized in the income statement when the show was aired in 2008. No deferred revenues or expenses were incurred as at December 31, 2008.

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

Note 2 - Summary of Significant Accounting Policies (continuation)

k)	Revenue Recognition

Online game services

The Company earns revenue from sales of its prepaid game cards and prepaid online points for its online game products sold to distributors who in turn ultimately sell them to end customers. All prepaid fees received from distributors are initially recognized as advances from customers. Prepaid fees are recognized as deferred revenue upon the customer’s online registration and activation of their cards or online points. Players can access our games free of charges but may use game points for in-game premium features. The distribution of points to end users is typically made by sales of prepaid game cards and prepaid online points. Fees of prepaid game cards and prepaid online points are deferred when received. Revenue is recognized over the life of the premium features or as the premium features are consumed.

Unused prepaid cards were returned to respective distributors upon the disposal of Eworld China in August 2008. The details of the disposal are set in Note 13 to the consolidated financial statements. The Company no longer has any online game revenue subsequent to the disposal.

Media Production Consulting Services

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent. Revenue represents the invoiced values of service, net of business taxes. The media production revenue was mainly derived from the consulting services on the media production for the “American Next Top Model” in China. Accordingly, the related revenue was recognized when all four of the following criteria were met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured.

The Company no longer has any media production revenue subsequent to the disposal of Mojo Media Limited and its subsidiary in August 2008. The details of the disposal are set in Note 13 to the consolidated financial statements.

l)	Sales and marketing costs

Sales and marketing costs consist primarily of costs of advertising and promotional expenses, payroll and other overhead expenses incurred by the Company's sales and marketing personnel. Advertising expenses in the amount of $226,079 for the year ended December 31, 2008 (2007: $129,518) were expensed as incurred.

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

Note 2 - Summary of Significant Accounting Policies (continuation)

n)	Taxation (continuation)

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

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2008 and 2007, no income tax expense has been incurred.

o)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. At December 31, 2008, the potentially dilutive common shares are warrants and convertible notes which are described in Note 14 and Note 11 respectively to the consolidated financial statements.

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

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008, the Company's only item that represents comprehensive income is the foreign currency translation adjustments.

r)	Fair value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, trade, bills and other receivables, amount due from/to related parties and trade and other payables approximate their fair values due to the immediate or short-term maturity of these instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Note 2 - Summary of Significant Accounting Policies (continuation)

r)	Fair value of Financial Instruments (continuation)

The Group did not have any hedging transactions during the reporting periods. As the functional currency of the subsidiaries operating in Mainland China is RMB, the exchange difference on translation to US dollar for reporting purpose is taken to other comprehensive income.

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

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. Substantially 65% of our revenue came from one customer in 2008 (2007: 98%).

u)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The management is in the process of evaluating the impact SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities - an amendment to FASB Statement No.133”. The new standard requires enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe that the implementation of SFAS 161 will have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” and SFAS No. 160 “Non- controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the Company’s 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 establishes new standards that will govern the accounting for and reporting of non-controlling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As of December 31, 2008, we do not have any partially owned consolidated subsidiaries and therefore, we do not expect an impact related to the adoption of this accounting standard.

Note 2 - Summary of Significant Accounting Policies (continuation)

u)	Recent Accounting Pronouncements (continuation)

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for us beginning in 2008. We do not believe that the implementation of SFAS 159 will have a material impact on our results of operations and financial condition.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now became dormant with no revenue after the disposal of Eworld China and Mojo Media Group in 2008. Our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. We also adopted additional measures to improve the Group immediate liquidity to sustain the Group as a going concern.

As disclosed in Note 16 to the consolidated financial statements, on 30 March 2009, the Company issued and allotted 25,000,000 newly authorized and issued shares to Blue Atelier Inc., for US$250,000. Blue Atelier Inc. has also provided US$250,000 of non interest bearing loan to the Company prior to the closing of the purchase agreement for meeting the cost and fee required to maintain the full reporting status of the Group and daily operating costs. We also intend to use other borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 4 - License Fees

Game Battle Zone Online

We entered into a license agreement with Sidus Corporation on January 19, 2007 granting us exclusive rights to service, use, sell, promote, distribute and market the Game Battle Zone Online for the People’s Republic of China. At December 31, 2007, license fees of $560,000 were recorded. Additionally we will pay royalty fee of 28% of sales revenue subject to minimum amounts. The contract is for a 2-year period beginning on the commercial launch date in the territory. The Game Battle Zone Online was officially launched on January 18, 2008 and the license fees were amortized commencing on the launch date. We have recorded $280,000 of the license fees as a current asset and $280,000 as a non-current asset at the end of 2007.

In July 2008, we have written-off the balance of the unamortized license fees on our online game Battlezone as we have terminated the game with our gaming provider, Sidus Corporation.

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

At December 31, 2007, we have decided to terminate this project and the upfront licensing fee and intangible asset have been expensed.

Note 5 - Property and Equipment

Property and equipment is comprised of the following:

	December 31, 2008	December 31, 2007
Computer equipment	$-	$283,064
Office equipment	-	27,804
Leasehold improvements	-	66,679
	-	377,547
Less: Accumulated depreciation	-	(34,311)
Net Carrying Value	$-	$343,236

Depreciation expense for the year ended December 31, 2008 and 2007 was $53,820 and $34,311, respectively.

All fixed assets were either sold or written off as both Eworld China and Mojo Group were disposed in August 2008. The detail of the disposal is described in Note 13 to the consolidated financial statements.

Note 6 – Impairment of Long-Lived Assets and Intangible Assets

We have written-off the balance of the unamortized license fees on our online game Battlezone, as we have terminated the game with our gaming provider, Sidus in July 2008. In addition, the unamortized gaming development cost was also written-off as impaired subsequent to the termination of the online game with Sidus. The total amount of impairment for the year ended December 31, 2008 was $1,120,505.

Note 7 - Accounts Payable and Accrued Liabilities

	December 31, 2008	December 31, 2007
Accounts payable	$2,255	$414,202
Salaries and welfare payable	-	123,923
Professional fees payable	116,734	324,200
Taxes payable	-	35,541
Accrued interests	276,556	32,750
Other accrued expenses	-	68,400
	$395,545	$999,016

Note 8 – Short-term borrowings

On September 26, 2006, Eworld China entered into an agreement with Mr. Laurence Lee, the shareholder of Eworld China, to borrow a total amount of $220,000 (“borrowed amount”) which is unsecured and non-interest bearing and is repayable on demand. The borrowed amount was in fact provided by Crown Ocean International Ltd. (“Crown Ocean”) to Mr. Laurence Lee through a separate agreement. The terms of the agreement only allows Mr. Laurence Lee to lend the borrowed amount to Eworld China which is non-interest bearing and is repayable within 15 working days after the payments were received from Eworld China. In addition, Mr. Laurence Lee pledged his equity interest in Eworld China as a security in which his liability to Crown Ocean shall not exceed the net value of his equity interest in Eworld China. As at December 31, 2007, Mr. Laurence Lee holds 80% of the equity interest in Eworld China. The related short-term borrowings were repaid during 2008 and there was not further borrowings noted.

Note 9 - Income Tax

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

PRC Income Tax

The Company's subsidiaries and VIE subsidiaries in the PRC are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises and the Enterprise Income Tax Law (collectively the “PRC Income Tax Laws”), respectively. Pursuant to the PRC Income Tax Laws, the Group’s subsidiaries and VIE subsidiaries in the PRC are generally subject to EIT at a statutory rate of 25%. No PRC income tax has been provided as the Company’s subsidiary in the PRC recorded cumulative net operating losses for the year ended December 31, 2008 totalling approximately $108,913 (2007: $2,199,716). After the Company disposed Eworld China and Mojo Media Group in August 2008, the related accumulated losses in these disposed companies are no longer allow to utilise in offsetting against future taxable income.

We have tax loss carry forward for United States tax purposes of approximately $4,164,357 (2007: $2,243,367). The loss carryforwards expire in the years 2021-2022. There are no significant book-tax return differences in reporting of items for the years ended December 31, 2008 and 2007. There are no State income taxes for the years ended December 31, 2008 and 2007.

Note 9 - Income Tax (continuation)

The components of the net deferred tax asset at December 31, 2008 and 2007 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below (excluding the accumulative losses for Eworld China and Mojo Media Group which no longer able to be utilized for offsetting future taxable income after disposal):

	December 31,
	2008	2007

Cumulative Combined Net Operating Losses	$4,596,791	$4,410,798
Effective Tax Rate	28.0%	30.0%
Deferred Tax Asset	$1,287,101	$1,323,000
Valuation Allowance	$(1,287,101)	$(1,323,000)
Net Deferred Tax Asset	-	-

Note 10 - Contribution Plan in the PRC

The full-time employees of the Company’s subsidiaries and VIE subsidiaries in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions for such employee benefits were $67,730 and $133,990 for the years ended December 31, 2008 and 2007 respectively and were charged to the statement of operations.

Note 11 – Convertible Notes

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000 after loan fees of $85,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $0.60 per share and include a warrant for the purchase of an additional share at $0.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective. We did not register our shares in accordance with the agreements and have recorded a loan fee equal to the penalty required by the agreements. The loan fee is $382,500 and was calculated based on our stock’s trading price less an estimate of a discount for the thinly traded market as compared to the quantity of shares issued. The penalty shares were not issued at December 31, 2008.

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

In July 2007, we sold $500,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (later extended to July 25, 2009). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. The convertible notes had a beneficial conversion of $145,800. This was accreted as additional interest in the year ended December 31, 2007.

Note 11 – Convertible Notes (continuation)

In November 2007, we sold $450,000 in convertible notes at an interest rate of 12% per annum with a maturity period on 25 January 2008 (later extended to July 25, 2009). The notes are convertible at a 20% discount to the ten day average trading price at the time the request for conversion. Also, the convertible notes had a beneficial conversion of $199,043. This was accreted as additional interest of the loans.

We extended the above convertible notes that were originally due on January 25, 2008 to July 25, 2008, and subsequently to July 25, 2009 with the terms and conditions as laid out in the original agreement. On March 18, 2008 we authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short term note lender as compensation for the maturity date extensions.

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense.

During the second quarter of 2008, we sold $372,254 of convertible notes in aggregate at an interest rate of 12% per annum with maturity dates from April 5 to July 15, 2009. These notes are convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. These convertible notes had a beneficial conversion of $101,509. This was accreted as additional interest expense.

On July 15, 2008, we sold $100,000 in a convertible note at an interest rate of 12% per annum that matures on July 15, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $68,269. This was accreted as additional interest expense.

If all of the convertible notes were converted we would need to change the authorized amount of our shares because the conversion would exceed 150,000,000 shares. Based on the closing price of our stock on December 31, 2008 171,531,750 shares would be issued for the convertible notes.

Note 12 - Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2008 and 2007:

	2008	2007
Closing balances as at December 31,
Prepaid assets with related parties	$-	$50,323
Due to shareholders	15,000	390,333
Short term borrowings	-	220,000

Transaction for the year:
Consulting fees	$60,100	$174,950
Rental expenses for occupancy by management	16,941	61,238

Note 13 - Acquisition and Disposal of Subsidiaries

Mojo Group

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

We acquired all of the outstanding shares of MOJO by issuing 7 million shares of our stock. In conjunction with this transaction, Mr. Peckham returned 7 million shares of his stock to the company to be used in the acquisition. The net result of the acquisition was the same number of outstanding shares before and after the transaction. We believe the people and infrastructure acquired will have a benefit to the company We recorded an intangible asset on the transaction of $490,551 as this related to the value of the existing license that we had acquired from Open TV.

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

We have assessed the receivable of $411,967 in December 2008 and considered it to be uncollectible and fully written-off as bad debts. The resulting gain in relation to sale of Mojo Group was $879,954.

Eworld China

On May 1, 2007 Eworld China became a variable interest entity and we have combined the operations of this entity with our operations after that date.

On August 11, 2008, we entered into a Letter of Intent (“LOI”) with Big Leap International Limited (“Big Leap”), a subsidiary of CY Foundation Group Limited listed in the Hong Kong Stock Exchange, to enter an arrangement of contract of service with Laurence Li and a selected number of his team members in EW Shanghai; and to acquire the operating platform, 4 servers and a list of assets of Eworld China for a total consideration of $400,000. The resulting gain in relation to sale of Eworld China was $300,912.

Note 14 - Common Stock and Warrants

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

Note 14 - Common Stock and Warrants (continuation)

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

On June 11, 2007, $1,000,000 of the convertible notes was converted to common stock at $0.60 per share and 1,666,667 shares of common stocks were issued. The convertible notes also included warrants for the purchase of an additional share at $0.80 for a period ending 2 years after the notes are issued. The warrants expire on February 14, 2009.

On March 18, 2008, we extended the convertible notes that were originally due on January 25, 2008 to July 25, 2008, and subsequently to July 25, 2009 with the terms and conditions as laid out in the original agreement. We authorized 1,985,874 shares to be issued to the convertible note holders and 440,000 shares to be issued to the short-term note lender as compensation for the maturity date extensions. We recorded $315,364 as a loan fee for the extension. The fee was determined based on the market value of our stock on the date of the extension.

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

On March 18, 2008, we authorized the issuance of 4,090,000 shares to be issued to our officers and third party consultants for payment of liabilities for services provided. We recorded $531,700 as compensation and professional fee expense. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges. The shares were later issued in June 2008.

At December 31, 2008, we have 1,000,000 warrants outstanding at a strike price of $0.80 expiring February 14, 2009 (which were subsequently expired on the maturity date).

Warrants Outstanding:

Grant Date	Number of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,670	$0.80	December 31, 2008
	2,836,670
Less: expired warrants	(1,836,670)
	1,000,000

Note 15 – Commitments

Operating lease commitments

The Company has operating lease agreements principally for offices in China Shanghai. The lease agreements were mainly signed with Eworld China and Mojo Media WFOE. After the Company disposed Eworld China and Mojo Media Group in 2008 as disclosed in Note 13 to consolidated financial statements, there are no longer any operating lease commitment.

Capital commitments

The Company had no capital commitments as of December 31, 2008.

Note 16 – Subsequent Events

The Company entered into a stock purchase agreement with Blue Atelier, Inc., to pledge 10,000,000 pre-reverse split common stocks of Ewin as collateral and to reduce outstanding debt with the creditor to a balance not exceeding $100,000 in order to secure the following financing and security sales:

1)	Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“Ewin”) after Ewin executes a forty to one reverse split of the presently issued and outstanding Ewin common stock in exchange for $250,000.

2)	Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 exclusively for costs and fee required to maintain the full reporting status of Ewin and quotation of its common stock on the OTCBB.

3)	After the Company became a shell company with no functional operations, the Company is seeking to acquire a new operating entity with a different business scope. Any acquisition of a business venture involving reorganization and issuance of the Company’s restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

Eworld Interactive, Inc.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. As reported on our Current report on Form 8-K filed on April 3, 2009, effective as of March 30, 2009 Weaver & Martin, LLC was dismissed as the independent registered public accounting firm of Eworld Interactive, Inc. On that date, the Board of Directors approved the engagement of Shanghai Perfect C.P.A. Partnership as its independent registered public accounting firm.

Controls and Procedures

Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Guy Peckham and with the assistance of our outside accountant. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Eworld Interactive, Inc.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both principal executive officer and principal financial officer, Guy Peckham and with the assistance of our outside accountant, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None.

Eworld Interactive, Inc.

Part III

Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Eworld Interactive, Inc.

Exhibits, Financial Statement Schedules

Eworld Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2,	as
amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
10.1	Stock Purchase Agreement – Between Eworld Interactive, Inc., and Blue Atelier, Inc., March 30, 2009
filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and
Exchange Commission on April 3, 2009.

Eworld Interactive, Inc. includes herewith the following exhibits:

4.1	Form of Convertible Note Payable – 12% interest rate
31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer
(18 U.S.C. 1350)

Eworld Interactive, Inc. includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm (Shanghai Perfect C.P.A Partnership)	14
Report of Independent Registered Public Accounting Firm (Weaver & Martin, LLC)	15
Financial Statements
Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007	16
Consolidated Statements of Operations for the years ended December 31, 2008
and December 31, 2007	17
Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the years
ended December 31, 2008 and December 31, 2007	18
Consolidated Statement of Cash Flows for the years ended December 31, 2008
and December 31, 2007	19 - 20
Notes to Consolidated Financial Statements	21 - 34

Eworld Interactive, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.
Registrant

Date: April 14, 2009	By:	\s\ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009	By:	\s\ Guy Peckham, President

Guy Peckham, Director
Principal Executive Officer and Principal Financial Officer