Form 10-Q
period 2009-03-31
Eworld Interactive, Inc.
filed 2009-05-15
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER:	333-130707

EWORLD INTERACTIVE, INC. (Exact name of small business issuer as specified in its charter)

Florida	65-0855736

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1147 Kang Ding Road, Room 208, Block D Shanghai, China 200042 (Address of principal executive offices) (021) 6888 0708 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 58,305,425 shares of common stock

EWORLD INTERACTIVE, INC. Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Condensed Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	7
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item	4T.	Controls and Procedures	9
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	10
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item	3.	Defaults Upon Senior Securities	10
Item	4.	Submission of Matters to a Vote of Security Holders	10
Item	5.	Other Information	10
Item	6.	Exhibits	11
SIGNATURES			11

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED BALANCE SHEET MARCH 31, 2009 (STATED IN U.S. DOLLARS)

	March 31, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$36,599	$3,798

Total current assets	36,599	3,798

License fees	-	-
Fixed assets	-	-
Intangible assets	-	-

	$36,599	$3,798

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts and other payables	$498,043	$395,545
Due to shareholders	15,000	15,000
Short-term borrowings	40,000	-
Convertible notes	2,226,185	2,226,185

Total current liabilities	2,779,228	2,636,730

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized,
58,305,425 and 51,789,551 shares issued and outstanding
at March 31, 2009 and December 31, 2008	3,895,402	3,895,402
Unissued shares, no par value, 1,000,000 shares	382,500	382,500
Comprehensive income	(1,113)	74,220
Accumulated deficit	(7,019,418)	(6,985,054)

	(2,742,629)	(2,632,932)

	$36,599	$3,798

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTH PERIOD ENDING MARCH 31, 2009 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2009	2008

Sales	$ -	$1,678,483
Cost of sales	-	1,594,347

Gross profit (loss)	-	84,136

Professional fees	17,000	263,637
Salaries and benefits		253,211
Advertising	-	164,132
Depreciation and amortization	-	35,417
Loan fees	92,253	315,364
General and administrative expenses	(75,334)	185,798

Total operating expense	33,919	1,217,559

Operating loss	(33,919)	(1,133,423)

Interest expense	(444)	(49,643)

Net loss	$ (34,363)	$(1,183,066)

Net loss per share basic and diluted	$ (0.00)	$(0.02)

Weighted average number of common shares outstanding	58,305,425	53,720,390

The accompanying notes are an integral part of these financial statements. 4

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTH PERIOD ENDING MARCH 31, 2009 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (34,363)	$(1,183,066)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	35,417
Loan fees settled with Company stock	-	315,364
Liabilities settled with Company stock	-	531,700
Accretion of warrants and beneficial conversion	-	4,384
Changes in operating assets and liabilities:
Accounts receivable	-	(374,110)
Prepaid production costs	-	329,413
Prepaid assets and related parties	-	(1,930)
Prepaid assets	-	(10,934)
Due to shareholders	15,000	(116,917)
Deferred revenue	-	(397,232)
Accounts and other payables	87,498	181,348

Cash used in operating activities	68,135	(686,599)

Cash flows from investing activities:
Purchase of fixed assets	-	(805)

Cash used in investing activities	-	(805)

Cash flows from financing activities:
Short-term borrowings	40,000	576,057
Convertible notes issued	-	50,000

Cash provided by financing activities	40,000	626,057

Effect on exchange rate changes	(75,334)	16,091

Increase (decrease) in cash	32,801	(45,256)

Cash, beginning of period	3,798	154,132

Cash, end of period	$ 36,599	$108,876

Supplemental disclosure of cash flow information:

Non-cash financing activities:
Liabilities settled with Company stock	$-	$531,700

Loan fees settled with Company stock	$-	$315,364

The accompanying notes are an integral part of these financial statements. 5

EWORLD INTERACTIVE, INC. NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS THREE MONTH PERIOD ENDING MARCH 31, 2009 (UNAUDITED)

Note 1 - Basis of Presentation

The unaudited condensed interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2008.

The condensed interim consolidated financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Note 2 – Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture involving reorganization and issuance of the Company’s restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

We also intend to use other borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Convertible Notes

On January 4, 2008, we sold $114,710 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. On January 4, 2008, we sold $102,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009.

We extended the above convertible notes that were originally due on March 3, 2009 to July 25, 2009.

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense. We extended the convertible note originally due on March 3, 2009 to September 3, 2009.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at March 31, 2009 and 2008:

	2009	2008
Closing balances as at March 31,
Prepaid assets with related parties	$-	$52,253
Due to shareholders	15,000	273,416
Short term borrowings	-	220,000

Transaction for the period:
Consulting fees	$15,000	$29,000
Rental expenses for occupancy by management	-	18,131

EWORLD INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Eworld Interactive formerly operated: Eworld China and Mojo Mediaworks.

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

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“Eworld”) after Eworld executes a forty to one reverse split of the presently issued and outstanding Eworld common stock in exchange for $250,000. Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of Eworld and quotation of its common stock on the OTCBB.

Eworld then expects to seek to acquire a new operating entity that may have a different business scope.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2009

The Company reports a net loss of $34,363 for the three-months ended March 31, 2009 versus a net loss of $1,183,066 for the three-months ended March 31, 2008.

The net loss for the three-months ended March 31, 2009 of $34,363 is comprised of an operating loss of $33,919 and interest expense of $444.

The net loss for the three-months ended March 31, 2008 of $1,183,066 is comprised of operating expenses of $1,133,423 and interest expenses of $49,643; offset by net revenues for the period of $84,136.

EWORLD INTERACTIVE, INC.

Liquidity and Capital Resources

During the three-months ended March 31, 2009 the Company's cash position increased $32,801. Net cash realized from operating activities totaled $68,135; no cash was realized from or used in investing activities; and $40,000 was provided by financing activities from short-term borrowings. Effect of exchange rate changes was a decrease of $75,334.

Cash Flow Requirements for Operations.

As of March 31, 2009 we had available cash of $36,599. Our current operations are limited due to a lack of available funding develop our business plans. Cash demands are currently debt payable, administrative, accounting and legal expense. We are operating month to month satisfying our cash requirements with loans and equity sales. We will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

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

On March 3, 2008, we sold $50,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. We extended the convertible note originally due on March 3, 2009 to September 3, 2009.

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

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture involving reorganization and issuance of the Company’s restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

We also intend to use other borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

EWORLD INTERACTIVE, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Peckham, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

EWORLD INTERACTIVE, INC.

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None, for the three month period ending March 31, 2009
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the three month period ended March 31, 2009
Item 3.	Defaults Upon Senior Securities
None, for the three month period ended March 31, 2009
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending March 31, 2009
Item 5.	Other Information
None

EWORLD INTERACTIVE, INC.

Item 6.	Exhibits
Eworld Interactive, Inc. includes by reference the following exhibits:
3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
4.1	Form of Convertible Note Payable – 12% interest rate filed as exhibit 4.1 with the registrant’s Annual
Report on Form 10-K; filed with the Securities and Exchange Commission on April 14, 2009.

10.1	Stock Purchase Agreement – Between Eworld Interactive, Inc., and Blue Atelier, Inc., March 30, 2009
filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and
Exchange Commission on April 3, 2009.

Eworld Interactive, Inc. includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer
(18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: May 14, 2009	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer