Form 10-Q
period 2009-06-30
Eworld Interactive, Inc.
filed 2009-08-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2009: 58,305,425 shares of common stock

EWORLD INTERACTIVE, INC. Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Condensed Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	8
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item	4T.	Controls and Procedures	10
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	11
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item	3.	Defaults Upon Senior Securities	11
Item	4.	Submission of Matters to a Vote of Security Holders	11
Item	5.	Other Information	11
Item	6.	Exhibits	12
SIGNATURES			12

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED BALANCE SHEET JUNE 30, 2009 (STATED IN U.S. DOLLARS)

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$166	$3,798
Accounts receivable	29,800	-

Total current assets	29,966	3,798

License fees	-	-
Fixed assets	-	-
Intangible assets	-	-

	$29,966	$3,798

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts and other payables	$457,986	$395,545
Due to shareholders	20,600	15,000
Short-term borrowings	115,000	-
Convertible notes	2,226,185	2,226,185

Total current liabilities	2,819,771	2,636,730

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized,
58,305,425 and 51,789,551 shares issued and outstanding
at June 30, 2009 and December 31, 2008	3,895,402	3,895,402
Unissued shares, no par value, 1,000,000 shares	382,500	382,500
Comprehensive income	(1,113)	74,220
Accumulated deficit	(7,066,594)	(6,985,054)

	(2,789,805)	(2,632,932)

	$29,966	$3,798

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS THREE AND SIX MONTH PERIOD ENDING JUNE 30, 2009 AND 2008 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$ -	$23,838	$-	$1,702,321
Cost of sales	-	(152,968)	-	(1,747,315)

Gross profit (loss)	-	(129,130)	-	(44,994)

Bad debts	-	53,943	-	53,943
Professional fees	45,943	190,347	62,943	453,984
Salaries and benefits	-	152,392	-	405,603
Depreciation and amortization	-	16,229	-	51,646
Loan fees	-	-	92,253	315,364
Impairment of intangible assets and license fees	-	1,059,722	-	1,059,722
Office and miscellaneous expenses	-	241,270	(75,334)	591,201

Total operating expense	45,943	1,713,903	79,862	2,931,463

Operating loss	(45,943)	(1,843,033)	(79,862)	(2,976,457)

Interest expense	(1,233)	(137,420)	(1,677)	(187,063)

Net loss	$ (47,176)	$(1,980,453)	$81,540)	$(3,163,530)

Net loss per share basic and diluted	$ (0.00)	$(0.03)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	58,305,425	58,719,566	58,305,425	53,720,390

The accompanying notes are an integral part of these financial statements. 4

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS SIX MONTH PERIOD ENDING JUNE 30, 2009 (UNAUDITED) (STATED IN U.S. DOLLARS)

	Six Month Period Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (81,540)	$(3,163,520)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets and license fees	-	1.059,722
Depreciation and amortization	-	71,642
Loan fees settled with Company stock	-	315,364
Liabilities settled with Company stock	-	531,700
Accretion of warrants and beneficial conversion	-	70,722
Changes in operating assets and liabilities:
Prepaid production costs	-	329,413
Prepaid assets and related parties	-	45,466
Prepaid assets	(29,800)	89,644
Due to shareholders	20,600	(75,953)
Deferred revenue	-	(451,446)
Accounts and other payables	47,443	22,519

Cash used in operating activities	(43,298)	(1,154,727)

Cash flows from investing activities:
Purchase of fixed assets	-	(6,535)

Cash used in investing activities	-	(6,535)

Cash flows from financing activities:
Short-term borrowings	115,000	582,090
Stock sold	-	100,000
Convertible notes issued	-	322,254

Cash provided by financing activities	115,000	1,004,344

Effect on exchange rate changes	(75,334)	27,513

Increase (decrease) in cash	(3,632)	(129,405)

Cash, beginning of period	3,798	199,388

Cash, end of period	$166	$69,983

Supplemental disclosure of cash flow information:

Non-cash financing activities:
Liabilities settled with Company stock	$-	$531,700

Loan fees settled with Company stock	$-	$315,364

The accompanying notes are an integral part of these financial statements. 5

EWORLD INTERACTIVE, INC. NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2009 (UNAUDITED)

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2008.

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

On March 3, 2008, we sold a convertible note for $50,000 at an interest rate of 12% per annum which matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense. We extended the convertible note originally due on March 3, 2009 to September 3, 2009.

The notes above were subsequently terminated in July 2009 and each note holder is entitled to facilitate the company’s reorganization. See Notes 5 and 7 for further details.

Note 4 – Loans Payable

During the second quarter of 2009, we borrowed $115,000 from Blue Atelier to maintain the full reporting status of Eworld and quotation of its common stock on the OTCBB (see Note 5 for further details) The loan is non-interest bearing and has no collateral.

Note 5 – Stock Purchase Agreement

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive, Inc. (“Eworld”) after Eworld executes a forty to one reverse split of the presently issued and outstanding Eworld common stock in exchange for $250,000, Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain full reporting status of Eworld and quotation of its common stock on the OTCBB.

EWORLD INTERACTIVE, INC. NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS PERIOD ENDING JUNE 30, 2009 (UNAUDITED)

Note 6 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at June 30, 2009 and 2008:

	2009	2008
Closing balances as at June 30,
Prepaid assets with related parties	$-	$4,857
Due to shareholders	20,600	314,380
Short term borrowings	115,000	220,000

Transaction for the period:
Consulting fees	$30,000	$15,000
Rental expenses for occupancy by management	-	12,932

Note 7 – Subsequent Events

In July 2009, we have entered into an agreement with each holder of the convertible notes mentioned in Note 3 above to bring to an end their respective rights and obligations on any unexercised options, warrants, or other rights to acquired securities of EWIN. The settlement agreement is intended to facilitate the company’s reorganization as mentioned in Note 5 above. Each creditor will be given their respective portion of the common shares of the restructured EWIN as a full and final settlement of all claims and obligations.

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2009

The Company reports a net loss of $47,176 for the three-months ended June 30, 2009.

The net loss for the three-months ended June 30, 2009 of $47,176 is comprised of an operating loss of $45,943 and interest expense of $1,233.

The operating loss for the three-months ended June 30, 2009 of $45,943 is comprised entirely of professional fees.

Liquidity and Capital Resources

During the six-months ended June 30, 2009 the Company's cash position decreased $3,632. Net cash used in operating activities totaled $43,298; no cash was realized from or used in investing activities; and $115,000 was provided by financing activities from short-term borrowings. Effect of exchange rate changes was a decrease of $75,334.

Cash Flow Requirements for Operations.

As of June 30, 2009 we had available cash of $166. Our current operations are limited due to a lack of available funding. Cash demands are currently debt payable, administrative, accounting and legal expense. We are operating month to month satisfying our cash requirements with loans and equity sales. We will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

Convertible Notes

On January 4, 2008, we sold $114,710 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009. On January 4, 2008, we sold $102,000 in a convertible note at an interest rate of 12% per annum that matures on March 3, 2009.

We extended the above convertible notes that were originally due on March 3, 2009 to July 25, 2009.

On March 3, 2008, we sold a convertible note for $50,000 at an interest rate of 12% per annum which matures on March 3, 2009. The note is convertible at a 20% discount to the ten-day average trading price of our stock at the time the request for conversion is received. The convertible note had a beneficial conversion of $4,348. This was accreted as additional interest expense. We extended the convertible note originally due on March 3, 2009 to September 3, 2009.

The notes above were subsequently terminated in July 2009 and each note holder is entitled to facilitate the company’s reorganization.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive, Inc. (“Eworld”) after Eworld executes a forty to one reverse split of the presently issued and outstanding Eworld common stock in exchange for $250,000, Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain full reporting status of Eworld and quotation of its common stock on the OTCBB.

In July 2009, we have entered into an agreement with each holder of the convertible notes mentioned above to bring to an end their respective rights and obligations on any unexercised options, warrants, or other rights to acquired securities of EWIN. The settlement agreement is intended to facilitate the company’s reorganization. Each creditor will be given their respective portion of the common shares of the restructured EWIN as a full and final settlement of all claims and obligations.

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

EWORLD INTERACTIVE, INC.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None, for the three month period ending June 30, 2009
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, for the three month period ended June 30, 2009
Item 3. Defaults Upon Senior Securities
None, for the three month period ended June 30, 2009
Item 4. Submission of Matters to a Vote of Security Holders
None, for the three month period ending June 30, 2009
Item 5. Other Information
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

Eworld Interactive, Inc.

Date: August 14, 2009	By: /s/ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer
Principal Accounting Officer