Form 10-K/A
period 2008-12-31
Eworld Interactive, Inc.
filed 2009-09-21
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K Amendment #1

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

Registrants telephone number, including area code ______(021) 6888 0708___________
Florida	65-0855736

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). [ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act. [ ] YES [X] NO
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] YES [ ] NO

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

The number of shares outstanding of the Registrant's common stock as of December 31, 2008 was 58,305,425

I

Eworld Interactive, Inc.

Table of Contents

Part I
Business	3
Properties	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Part II
Market for Registrants Common Equity, Related Stockholder Matters and Issuers
Purchases of Equity Securities	5
Management's Discussion and Analysis of Financial Condition and Results of
Operations	7
Financial Statements and Supplementary Data	12
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	35
Controls and Procedures	35
Other Information	36
Part III
Directors, Executive Officers and Corporate Governance	37
Executive Compensation	38.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	39
Certain Relationships and Related Transactions, and Director Independence	40
Principal Accounting Fees and Services	41
Exhibits, Financial Statement Schedules	42
Signatures	43

Explanatory Note:

On April 14, 2009, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) solely to include Part III disclosure intended to be incorporated by reference from a subsequent definitive proxy or information statement.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on April 14, 2009.

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

Selected Financial Information
	Year Ended
	December 31,
	2008	2007

Statement of Operations Data:
Sales	$1,731,310	$545,627
Operating Loss	(3,320,794)	(3,420,851)
Net loss	(2,570,629)	(4,273,317)
Net loss per share	$(0.04)	$(0.08)

Balance Sheet Data:
Total assets	$3,798	$2,115,182
Total liabilities	2,636,730	3,141,174
Stockholders’ equity (deficit)	$(2,632,932)	$(1,025,992)

Results of Operations
	Year Ended
	December 31,
	2008	2007

Sales	$1,731,310	$ 545,627
Cost of Sales	(1,767,223)	(486,999)
Operating expenses	3,284,881	3,479,479
Net loss	(2,570,629)	(4,273,317)

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

Eworld Interactive, Inc.

Board of Director Meetings and Committees

The Board of Directors held no formal meetings during the year ended December 31, 2008. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings.

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

The Company is currently managed by a sole officer and director. The company intends to adopt a written code of ethics as soon as the executive management and Board of Directors is expanded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed except for Form 4 information relating to a disclosed transaction with Mr. Peckham which occurred in March of 2008.

Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Guy Peckham	2008	60,000	0	0	0	0	0	0	60,000
President and CEO	2007	60,000	0	0	120,000	0	0	0	180,000
(December 11, 2006)	2006	0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Guy Peckham	2008	0	0	0	0	0	0	0
(December 11, 2006)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Eworld Interactive, Inc.

Notes:

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2008, Eworld Interactive, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, Eworld Interactive, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Employment Agreements

As of the year ended December 31, 2008, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Peckham is accepting compensation at a rate of $60,000 per year. On March 18, 2008, Mr. Peckham was granted 1,200,000 common shares valued at $120,000 as additional compensation for services in 2007.

Compensation of Directors

Eworld Interactive paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2009; the beneficial ownership of Eworld Interactive, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Guy Peckham	3,851,458	0	6.6
President and Director

Officers and Directors as a Group	3,852,458	0	6.6
Total Shares Issued and Outstanding	58,305,425

Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after June 30, 2009.

Total shares outstanding as of June 30, 2009 were 58,305,425 held by approximately 68 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Eworld Interactive, Inc.

Certain Relationships and Related Transactions, and Director Independence

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

On March 30, 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc., to pledge 10,000,000 pre-reverse split common stocks of Ewin as collateral and to reduce outstanding debt with the creditor to a balance not exceeding $100,000 in order to secure the following financing and security sales:

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

Eworld Interactive, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2008 and 2007 were: $4,500 and $35,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2008 and 2007 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2008 and 2007.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2008 and 2007.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2008. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Eworld Interactive, Inc.
Registrant

Date: September 18, 2009	By:	\s\ Guy Peckham, President

Guy Peckham, President
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2009	By:	\s\ Guy Peckham, President

Guy Peckham, Director
Principal Executive Officer and Principal Financial Officer