Form 10-Q
period 2009-09-30
Eworld Interactive, Inc.
filed 2009-11-23
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	COMMISSION FILE NUMBER:	333-130707

EWORLD INTERACTIVE, INC. (Exact name of Registrant as specified in its charter)

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2009: 8,380,083 shares of common stock

		EWORLD INTERACTIVE, INC.

		Index
			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Condensed Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	9
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item	4T.	Controls and Procedures	11
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	12
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item	3.	Defaults Upon Senior Securities	12
Item	4.	Submission of Matters to a Vote of Security Holders	12
Item	5.	Other Information	12
Item	6.	Exhibits	13
SIGNATURES			13

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2009
(STATED IN U.S. DOLLARS)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$112	$3,798
Accounts receivable	-	-

Total current assets	112	3,798

License fees	-	-
Fixed assets	-	-
Intangible assets	-	-

	$112	$3,798

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts and other payables	$93,489	$395,545
Due to shareholders	21,600	15,000
Short-term borrowings	214,990	-
Convertible notes	-	2,226,185

Total current liabilities	330,079	2,636,730

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value, 150,000,000 shares authorized,
8,380,083 and 58,305,425 shares issued and outstanding
at September 30, 2009 and December 31, 2008	3,964,130	3,895,402
Unissued shares, no par value, 1,000,000 shares	-	382,500
Other Comprehensive income	(1,113)	74,220
Accumulated deficit	(4,292,984)	(6,985,054)

Total Shareholder’s Equity	(329,967)	(2,632,932)

Total Liabilities and Stockholder’s Equity	$112	$3,798

The accompanying notes are an integral part of these financial statements. 3

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND NINE MONTH PERIOD ENDING SEPTEMBER 30, 2009 AND 2008
	(UNAUDITED)
	(STATED IN U.S. DOLLARS)

	Three Month Period Ended			Nine Month Period Ended
			September 30,			September 30,
	2009		2008	2009		2008
		$			$
Sales	$-		28,989	$-		1,731,310

Cost of sales			(19,908)			(1,767,223)

Gross profit (loss)	-		9,081	-		(35,913)
Bad debts	101,337			101,337
Professional fees	33,190		95,400	96,133		549,384
Salaries and benefits	-		6,489	-		101,337
Depreciation and amortization	-		2,174	-		53,820
Loan fees	-			92,253		315,364
Impairment of intangible assets and license fees	-		60,782	-		1,120,504
Office and miscellaneous expense	-		72,533	(75,334)		663,735

	134,527		237,378	214,389		3,114,899

Total operating expense
Operating loss	(134,527)		(228,297)	(214,389)		(3,150,812)
Interest expense	(133,103)		(129,409)	(134,780)		(316,472)
Gain on the sale of Subsidiary			1,368,231			1,368,231
Extraordinary Items	3,041,239			3,041,239
Net Income(loss )	$ 2,773,609		$1,010,525	$ 2,692,070		$(2,099,053)
Net Income/(loss) per share basic	$0.33		$0.02	$0.32		$(0.04)
Net Income/(loss) per share fully diluted	$0.33		$0.01	$0.32		$(0.01)
Weighted average number of common shares outstanding	8,380,083		58,305,425	8,380,083		58,305,425

Weighted average shares outstanding fully diluted	8,380,083		150,000,000 *	8,380,083		150,000,000

* Limited to authorized limit of 150,000,000, if all notes were converted, the outstanding shares would be 229,837,175

The accompanying notes are an integral part of these financial statements. 4

     EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTH PERIOD ENDING SEPTEMBER 30, 2009
	(UNAUDITED)
	(STATED IN U.S. DOLLARS)

	September	September
	30,2009	30,2008
	Unaudited	Unaudited
Cash flows from operating activities:
Net revenue(loss)	$ 2,692,070	$(2,099,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiaries		(1,368,231)
Impairment of intangible assets and license fees		1,120,504
Comprehensive Income	(75,333)
Reduction in Unissued Capital	(382,500)
Depreciation and amortization	-	105,680
Conversion of Loan Notes	(2,226,185)
Loan fees settled with Company stock	-	315,364
Liabilities settled with Company stock	-	531,700
Accretion of warrants and beneficial conversion	-	138,991
Changes in operating assets and liabilities:
Prepaid production costs	-
Prepaid assets and related parties	-	50,323
Prepaid assets		53,934
Due to shareholders	6,600	(379,683)
Deferred revenue	-
Accounts and other payables	(302,056)	(85,625)

Net Cash provided by in operating activities	(287,404)	(1,616,096)

Cash flows from investing activities:
Purchase of fixed assets	-	(6,535)

Cash provided in investing activities	-	(6,535)

Cash flows from financing activities:
Short term borrowings	214,990	533,931
Sale of Assets		400,000
Stock sold	68,728	100,000
Convertible notes issued	-	422,254

Cash provided by financing activities	283,718	1,456,185

Effect on exchange rate changes		43,249

Increase (decrease) in cash	(3,686)	(123,197)

Cash and cash equivalents at the beginning of period	3,798	199,388

The accompanying notes are an integral part of these financial statements. 5

     EWORLD INTERACTIVE, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTH PERIOD ENDING SEPTEMBER 30, 2009
	(UNAUDITED)
	(STATED IN U.S. DOLLARS)

Cash and cash equivalents at the end of period	$ 112	$76,191

Supplemental disclosure of cash flow information:
Noncash financing activities:
Conversion of Convertible notes	$2,226,185

Liabilities settled with Company stock	$501,283	$531,700

Loan fees settled with Company stock	$-	$315,364

The accompanying notes are an integral part of these financial statements. 6

EWORLD INTERACTIVE, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDING SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with General Accepted Accounting Principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31st,, 2008 audited financial statements. The results of operations for the period ended September 30th, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had become a shell company and had no operating income for the quarter to September 2009 and our ability to continue as a going concern is dependent upon acquiring new business opportunities with profitable operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the media industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

Effective 0n September 21st 2009, following the amendment to the Articles of Incorporation of the Company on August 24th 2009, the Company approved a 40 to 1 reverse split of the Company’s common stock and maintained the 155,000,000 shares authorized, consisting of 150,000,000 no par value common shares and 5,000,000 shares of Preferred Stock to be designated by the Board of Directors.

On September 28th 2009, the Company issued a total of 6,872,830 common shares to a total of nine entities as full consideration for settlement of all claims and obligations against the Company pursuant to convertible note agreements, which represented debt obligations of $2,226,185 for cash received plus accrued interest.

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000 after loan fees of $85,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $.60 per share and include a warrant for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective. We did not register our shares in accordance with the agreements and have recorded a loan fee equal to the penalty required by the agreements. The loan fee is $382,500 and was calculated based on our stock’s trading price less an estimate of a discount for the thinly traded market as compared to the quantity of shares issued. The penalty shares were not issued but accrued for in the financial statements on March 31st 2007 as ‘Unissued Shares, value $382,500.

The conversion of the loan notes, accrued interest and the liability accrued for as unissued shares for 6,872,830 no par value common stock shares have been issued with a value attributed to these shares of $68,728, estimated by management as fair value and equivalent to the value per share of the stock acquired by Blue Atelier. The write-off of the remaining convertible note value, accrued interest and unissued shares of $3,041,239 is stated as an Extraordinary Item in the financial statements.

EWORLD INTERACTIVE, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDING SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 4 – STOCK PURCHASE AGREEMENT

In March 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued stock EWorld Interactive, Inc. (“EWorld”) after EWorld executes the 40 to 1 reverse split and settlement of convertible notes and accrued interest in exchange for $250,000. Blue Atelier will provide EWorld with a non-interest bearing loan of up to $250,000 for costs and fees relating to the maintenance of the full reporting status of EWorld and its quotation of its common stock on the OTCBB. As of September 30th 2009, EWorld has borrowed $214,990 from Blue Atelier, to be credited in full against the amount due under the stock purchase agreement.

Subsequent to 30th September 2009, the Company issued 25,000,000 of common shares to Blue Atelier Inc., a Nevada Corporation as full consideration for a debt obligation arising from an agreement entered into on March 30th, 2009.

NOTE 5 – RELATED PARTY EVENTS

The company records transactions of commercial	substance with related	parties at fair value as determined	with
management. The following is a list of related party transactions and balances as of September 30th, 2009 and 2008:
	2009	2008
Closing balances at September 30,
Due to shareholders	$20,600	$10,650

NOTE 6 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

The Company’s Articles of Incorporation were amended on August 24, 2009 to authorize a 40 for 1 reverse split and maintain the 155,000,000 shares authorized, consisting of 150,000,000 no par value common shares and 5,000,000 shares of Preferred Stock to be designated by the Board of Directors. Although the amendment was filed and effective on August 24, 2009 the reverse split was not effective until September 21, 2009. In connection with reverse split our symbol for quotation on the OTC.BB was changed from “EWIN” to “EWRL”.

On September 28, 2009, the Eworld Interactive, Inc. (“EWRL”) issued a total of 6,872,830 common shares to a total of nine entities and individuals as full consideration for settlement of all claims and obligations against EWRL pursuant outstanding convertible note agreements. The notes represented debt obligation for cash received totaling $2,226,185 plus accrued interest.

Effective March 30, 2009 (this “Agreement”) Eworld Interactive, Inc., (the “Seller” or “EWRL”) entered into a Stock Purchase Agreement with Blue Atelier, Inc., a Nevada corporation (the “Buyer”). On October 13, 2009, pursuant to the Agreement, the Buyer acquired twenty five million (25,000,000) shares of EWRL Common Stock. The agreement provided that the Buyer make available, a non-interest bearing loan of up to Two Hundred Fifty Thousand Dollars ($250,000) to the Company which could be advanced prior to closing and the proceeds of which were to be credited in full towards the amount due in respect of the share purchase. Pursuant to the terms of the Agreement, the Buyer has provided cash loans of $215,000 and a note payable bearing interest at rate of 10% for $35,000 due within 180 days of the closing date of October 13, 2009.

On October 13, 2009, the Board of Directors of EWorld Interactive, Inc. (EWRL) appointed Gerry Shirren to the Board of Directors and as Chief Operating Officer and Chief Financial Officer.

On October 13, 2009, the Board of Directors of EWorld Interactive , Inc. (EWRL) appointed Harold A. Rothstein to the Board of Directors.

Eworld intends to seek new business opportunities and may acquire a new operating entity that may have a different business scope.

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

9

EWORLD INTERACTIVE, INC.

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2009

The Company reports a net income of $2,773,609 for the Nine-months ended September 30, 2009.

The net Income for the nine-months ended September 30, 2009 of $2,773,609 is comprised of an operating loss of $134,527 and interest expense of $131,103 and a gain from Extraordinary Items of 3,041,239.

The operating loss for the nine-months ended September 30, 2009 of $134,527 is comprised of bad debts totaling $101,337 and professional fees of 33,190.

Liquidity and Capital Resources

During the nine-months ended September 30, 2009 the Company's cash position decreased $3,686. Net cash used in operating activities totaled $287,404; no cash was realized from or used in investing activities; and $214,990 was provided by financing activities from short-term borrowings.

Cash Flow Requirements for Operations.

As of September 30, 2009 we had available cash of $112. Our current operations are limited due to a lack of available funding. Cash demands are currently debt payable, administrative, accounting and legal expense. We are operating month to month satisfying our cash requirements with loans and equity sales. We will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

Convertible Notes

On September 28, 2009, the Eworld Interactive, Inc. (“EWRL”) issued a total of 6,872,830 common shares to a total of nine entities and individuals as full consideration for settlement of all claims and obligations against EWRL pursuant outstanding convertible note agreements. The notes represented debt obligation for cash received totaling $2,226,185 plus accrued interest.

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

10

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

11

EWORLD INTERACTIVE, INC.

Part II. OTHER INFORMATION Item 1. Legal Proceedings None, for the three month period ending June 30, 2009

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuance Debt Settlement

On September 28, 2009, the Eworld Interactive, Inc. (“EWRL”) issued a total of 6,872,830 common shares to a total of nine entities and individuals as full consideration for settlement of all claims and obligations against EWRL pursuant outstanding convertible note agreements. The notes represented debt obligation for cash received totaling $2,226,185 plus accrued interest.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Share Issuance Debt Settlement

On October 13, 2009, the Eworld Interactive, Inc. (“EWRL”) issued a total of 25,000,000 common shares to Blue Atelier, Inc., a Nevada corporation (“Buyer”); as full consideration for settlement of all claims and obligations against EWRL pursuant to an outstanding loan agreement entered into on March 30, 2009. The loan represented a debt obligation for cash received of $215,000 and a note payable bearing interest at rate of 10% for $35,000 resulting in consideration received totaling $250,000.

The proceeds were used for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTC.BB; to complete the tasks required by the March 30, 2009 agreement; and for other purposes expressly approved by the Buyer.

The sale was issued as an exempt transaction under Section 4(2) of the Securities Act of 1933 and is subject to Rule 144 of the Securities Act of 1933. The recipient of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Item 3. Defaults Upon Senior Securities

None, for the three month period ended September 30, 2009

Item 4. Submission of Matters to a Vote of Security Holders

Amendment to Articles of Incorporation

The Company’s Articles of Incorporation were amended on August 24, 2009 to authorize a 40 for 1 reverse split and maintain the 155,000,000 shares authorized, consisting of 150,000,000 no par value common shares and 5,000,000 shares of Preferred Stock to be designated by the Board of Directors. Although the amendment was filed and effective on August 24, 2009 the reverse split was not effective until September 21, 2009. In connection with reverse split our symbol for quotation on the OTC.BB was changed from “EWIN” to “EWRL”.

Article IV, Capital Stock, was amended to read as follows: This Corporation is authorized to issue one hundred and fifty-five million (155,000,000) shares, consisting of one hundred and fifty million (150,000,000) shares designated as "Common Stock" and five million (5,000,000) shares designated as "Preferred Stock "both shall have "No Par Value" Each Common Share issued and outstanding shall be entitled to one vote. The Preferred Shares shall be designated by the Board of Directors. The Corporation is authorized to conduct a forty to one (40:1) reverse stock split of the outstanding shares of Common Stock The amendment was approved by written consent of a majority of the common shareholders.

Item 5. Other Information
None
12

EWORLD INTERACTIVE, INC.

Item 6. Exhibits

Eworld Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

3.6	Amendment to Articles of Incorporation, filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 2, 2009.

10.1	Stock Purchase Agreement – Between Eworld Interactive, Inc., and Blue Atelier, Inc., March 30, 2009 filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on April 3, 2009.

10.2	Promissory Note – Between Blue Atelier, Inc., and Eworld Interactive, Inc., October 13, 2009. filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 16, 2009.

Eworld Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eworld Interactive, Inc.

Date: November 19, 2009
By: /s/ Guy Peckham
Guy Peckham, President Principal Executive Officer
Date: November 19, 2009
By: /s/ Gerry Shirren
Gerry Shirren, CFO Principal Accounting Officer
13