Form 10-K
period 2009-12-31
Eworld Interactive, Inc.
filed 2010-04-13
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009


                         Commission File No.333-130707


                           EWORLD INTERACTIVE, INC.
		_______________________________________________
            (Exact name of registrant as specified in its charter)


      Florida                 333-130707                     65-0855736
     _____________	     ___________		__________________
    (State or other	     (Commission 		   (IRS Employer
    jurisdiction of          File Number)		Identification No.)
    Incorporation)


        1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200042
                    _______________________________________
              (Address of principal executive offices)(Zip Code)

                                (021) 6888 0708
                        _______________________________
             (Registrant's telephone number, including area code)


     (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  [X]  No [ ]

Revenues for year ended December 31, 2009:   $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009, computed by reference to the bid/ask price of $.001 at December 31, 2009 is $1,496,362.

Number of shares of our  common  stock  outstanding as of December 31, 2009 is:
33,252,480

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2009: 33,252,480 shares of common stock.



PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL


Salty's Warehouse, Inc. (The Company) was incorporated in Florida on July 16, 1998 and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics.


On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty's Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to Eworld Interactive, Inc. (Eworld).


eWorld  Interactive   formerly  operated:  eWorld  China  (  WWW.EWORLDCHINA.CN
including WWW.17DIAN.CN ) and Mojo Mediaworks.


Eworld was the developer of eworldchina.cn, an online community focused on entertainment content provided by both professional content producers and amateur content produced by users of the website. The online platform allowed users to create and define their own personal space in the community, then interact with and within the community on multiple levels.


Effective May 11, 2007 Eworld Interactive, Inc. (Eworld) acquired 100% of the issued and outstanding equity of Mojo Media Works, Limited (Mojo), a British Virgin Islands company. The principal business of Mojo and its subsidiary companies was to establish a new business in the production and distribution of television programs in the Peoples Republic of China (PRC).


Although, Eworld Interactive was able to launch an online game as intended and Mojo Media Works was able to produce a television show in the PRC as intended, revenues did not develop rapidly enough to sustain operations and the Company was unable to obtain sufficient additional financing to maintain operations.


The Company has disposed of Shanghai Eworld China Information Technologies Co., Ltd ("Eworld China") and Mojo Media Works Limited and its subsidiaries in August 2008. The Company has ceased all business in online game and media production business and became a shell company with no functional operations.


In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, under which Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and Blue Atelier provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock.. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

The Company is now seeking to acquire a new operating entity that may have a different business scope.


Eworld Interactive, Inc. has never declared bankruptcy, has never been in receivership.



The common stock of Eworld Interactive, Inc. is quoted on the OTC Bulletin Board under the symbol EWRL.OB.


The Company has a December 31st fiscal year end.

EMPLOYEES


At December 31, 2009 the Company had two employees, Mr. Guy Peckham, the Company President and Chief Executive Officer and Gerry Shirren as Chief Operations Officer and Chief Financial Officer. Mr. Peckham resigned as President and Chief Executive Officer on April 08, 2010.

ITEM 2.   DESCRIPTION OF PROPERTY


Eworld Interactive, Inc. has no properties and at this time has no agreements to acquire any properties although it may do so in the future.


The Company's temporary offices are at 1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200042; comprised of facilities for administrative offices. The facilities are provided as needed cost free by our President. We believe that the foregoing facilities are sufficient for our current operational needs.


ITEM 3.   LEGAL PROCEEDINGS


No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2009. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.


The company executed a 40/1 reverse split following the approval of a majority of the shareholders with the holders of over 56% of the shares eligible to vote supporting the Board's decision for the reverse split.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


On December 31, 2009, there were approximately 72 shareholders of record and an undetermined number of holders in street name and the Company's common stock is traded on the Over the Counter Bulletin Board, trading symbol "EWRL".


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Eworld Interactive, Inc. common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "EWRL.OB". The first available quotations on the Over-The-Counter Bulletin Board appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:


Period Ending            Open       High        Low      Close
-------------		-----	   -----      -----	 -----

December 31, 2009       0.045      0.045      0.045      0.045
September 30, 2009       0.02       0.02       0.02       0.02
June 30, 2009           0.004      0.004      0.004      0.004
                       $0.002     $0.002     $0.002     $0.002
March 31, 2009
December 31, 2008       0.001      0.001      0.001      0.001
September 30, 2008       0.01       0.01       0.01       0.01
June 30, 2008            0.05       0.05       0.05       0.05
March 31, 2008           0.13       0.13       0.13       0.13
December 31, 2007        0.40       0.42       0.25       0.33
September 28, 2007       0.42       0.46       0.31       0.41
June 29, 2007            0.96       0.98       0.38       0.49
March 30, 2007           0.66       0.71       0.66       0.66
January 31, 2007         1.15       1.17       1.01       1.10

Holders


Total shares outstanding as of December 31, 2009 were 33,252,480; and were held by approximately 72 shareholders of record and an undetermined number of holders in street name.


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


Outstanding Options/Warrants


At December 31, 2009, we have no warrants


Warrants Granted and Expired


Grant Date                       Number of Warrants     Exercise Price           Expiry Date
----------			 ------------------	--------------	   -----------------
February 2, 2007                            970,000              $0.80     December 31, 2008
February 14, 2007                         1,000,000              $0.80     February 14, 2009
April 30, 2007                              866,670              $0.80     December 31, 2008
                                          2,836,670
Less: expired warrants                   (2,836,670
                                                  0


Eworld Interactive, Inc.


Equity Compensation Plan Information


The following table provides information as of March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance:

                                                                            	    Number of securities
                                 Number of securities                               available for future
                                     to be issued           Weighted-average       issuance under equity
                                   upon exercise of        exercise price of         compensation plans
                                 outstanding options,     outstanding options,     (excluding securities
Plan Category                    warrants and rights      warrants and rights      shown in first column)
-------------			 -------------------	  -------------------	   ----------------------
Equity compensation plans
approved by shareholders                  0                      $ 0.00                      0
Equity compensation plans                 0                      $ 0.00                  1,910,000
not approved by shareholders

Total                                     0                      $ 0.00                  1,910,000

1.. Effective March 18, 2008, our Board of Directors approved the adoption of a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,000,000 shares of common stock. The exercise price of the option shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant and shall be determined by the Board of Directors of the Company at its sole discretion.

2. On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company officers and third party consultants for their services provided for the year ended December 31, 2007. We used the market value of our stock on the date the shares were authorized to determine the amount of shares to be issued for the charges. The shares were later issued in June 2008.


Recent Sales of Unregistered Securities


During the 12 month period ended December 31, 2009, the company sold


  1. 25,000,000 shares of E  World common stock for cash and


  2. Issued 6,872,830 shares of E World common stock for the conversion of Convertible Notes and interest outstanding.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements


This statement may include projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Annual Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


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

REVENUE RECOGNITION


Online game services


The Company formerly earned revenue from sales of its prepaid game cards and prepaid online points for its online game products sold to distributors who in turn ultimately sell them to end customers. All prepaid fees received from distributors are initially recognized as advances from customers. Prepaid fees are recognized as deferred revenue upon the customer's online registration and activation of their cards or online points. Players can access our games free of charges but may use game points for in-game premium features. The distribution of points to end users is typically made by sales of prepaid game cards and prepaid online points. Fees of prepaid game cards and prepaid online points are deferred when received. Revenue is recognized over the life of the premium features or as the premium features are consumed. Unused prepaid cards were returned to respective distributors upon the disposal of Eworld China in August 2008. The Company no longer has any online game revenue subsequent to the disposal.


Media Production Consulting Services


The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent.


Revenue represents the invoiced values of service, net of business taxes. The media production revenue was mainly derived from the consulting services on the media production for the "American Next Top Model" in China. Accordingly, the related revenue was recognized when all four of the following criteria were met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured. The Company no longer has any media production revenue subsequent to the disposal of Mojo Media Limited and its subsidiary in August 2008.


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


The Company has disposed of Shanghai Eworld China Information Technologies Co., Ltd ("Eworld China") and Mojo Media Works Limited and its subsidiaries in August 2008. The Company has ceased all business in online game and media production business and became a shell company with no functional operations.


In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. under which Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000. Blue Atelier provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest to E World Common Stock in the aggregate of $501,283 to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

EWRL Company expects to seek to acquire a new operating entity that may have a different business scope.


It may be that any acquisition of a business venture that the Company makes would be by conducting a reorganization involving the issuance of the Company ' s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.


There are currently no contracts or agreements between any operating companies that are searching for shell companies with which to merge.


Eworld Interactive, Inc.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Results of Operations for the Year Ending December 31, 2009 and December 31, 2008


The Company reported a net loss $2,570,629 for the year ending December 31, 2008 versus a net profit of $2,652,618 after Extraordinary Items for the year ending December 31, 2009.


For the year ending December 31, 2008; primary contributors to the net loss of $2,570,629 included professional fees of $592,723; general and administrative expenses of $740,224; salaries and benefits of $473,847; office expenses of $315,364; expenses related to the impairment of intangible assets and license fees of $1,108,903; and, loan fees totaling $53,820. Interest expense for 2008 was $419,099


For the year ending December 31, 2009; primary contributors to the net profit of $2,652,618 included professional fees of $134,185; general and administrative expenses of $-73,934; provision for bad debts of $101,337; and loan fees totaling $92,253. Interest expense for 2009 was $134,780 and extraordinary items resulted in gains of $3,041,239 resulting from the conversion of loans notes and accumulated interest.


Comparatively for the periods, net loss was significantly reduced in the year ended 2009 as compared to 2008 by recorded gains from extra ordinary items of $3,041,239 and the reduction in operating costs from discontinued operations.


Note: Prior period comparisons of results are impacted by developing operations and termination of operations during the periods covered and the migration of the Company to shell company status.

Results for the year ending December 31, 2009:



          Selected Financial Information

                                                                     Year Ended
                                                                     December 31,
                                                             2008                  2009
						       -----------------       ------------
          Statement of Operations Data:
                    Sales                              $       1,731,310       $          0
                    Operating Loss                            (3,320,794)          (253,841)
                    Net loss                                  (2,570,629)         2,652,618
                    Net (loss)/Profit per share        $           (0.04)      $       0.24


                               Balance Sheet Data:
                    Total assets                       $           3,798       $         77
                    Total liabilities                          2,636,730            119,495
						       -----------------       ------------
                    Stockholders' equity (deficit)     $      (2,632,932)      $   (119,419)
						       -----------------       ------------


                 Results of Operations

                                                        Year Ended
                                                       December 31,
                                                    2008           2009
						-----------	----------

                    Sales                  	$ 1,731,310     $	 0
                    Cost of Sales                (1,767,223)             0
                    Operating expenses            3,284,881        253,841
                    Net (loss)/profit            (2,570,629)     2,652,619



Liquidity and Capital Resources


During the fiscal year ending December 31, 2009 net cash used in operating activities totaled $-322,449. Cash used in investing activities totaled $0. Cash provided by financing activities totaled $318,185 and included $250,000 from the sales of common stock for cash.


During the fiscal year ending December 31, 2008 net cash used in operating activities totaled $1,701,559. Cash used in investing activities totaled $6,535 for the purchase of fixed assets. Cash provided by financing activities totaled $1,456,185 and included $1,056,185 from convertible notes issued and $400,000 from the sales of assets.


Reduction in cash for the period was $3798.


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


In April 2009, the Company entered into a series of agreements with the various holders of all convertible notes outstanding amount to $2,226,185 to convert the full amount of $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock.


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


Cash Flow Requirements for Operations


As of December 31, 2009 we had available cash of $77. Based on our historical cash needs for operations averaging approximately $100,000 per year, we were unable to sustain current operations and were forced to cease operations as a result of our inability satisfying our cash requirements with loans and equity sales. We currently have legal and accounting expenses with no revenue generating operations.

Going Concern


Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,332,436 to the year ended December 31, 2009. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Off-Balance Sheet Arrangements


We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 8.   FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                           EWORLD INTERACTIVE, INC.

                             FINANCIAL STATEMENTS

      FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2009

                           Eworld Interactive, Inc.
                    Financial Statements Table of Contents

                                                  Page

INDEPENDENT AUDITORS REPORT                       F-1

BALANCE SHEETS                                    F-2

STATEMENTS OF OPERATIONS                          F-3

STATEMENT OF STOCKHOLDER'S EQUITY                 F-4

STATEMENT OF CASH FLOWS                           F-5

FOOTNOTES TO THE FINANCIAL STATEMENTS             F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Eworld Interactive, Inc.


We have audited the accompanying consolidated balance sheets of Eworld Interactive, Inc. (the "Company" or "Eworld") and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eworld Interactive, Inc and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, as discussed in the Note 3 to the consolidated financial statements, the Company has now became dormant with no revenue after the disposal of Eworld China and Mojo Media Group in 2008, and the ability to continue as a going concern is dependent upon acquiring new company with profitable operations. The Company has also adopted additional measures to improve the Group immediate liquidity to sustain the Group as a going concern. The details are disclosed in Note 13 to the consolidated financial statements

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Shanghai Perfect C.P.A Partnership
Certified Public Accountants
PRC, China
10 April, 2009

                         		CONSOLIDATED BALANCE SHEETS
                          		DECEMBER 31, 2009 AND 2008


                                                 			   2009               2008
									----------	 ------------

ASSETS

Current assets:
 Cash                                         				$   	77       $	3,798
									----------	 ------------
          Total current assets                 				$    	77       $	3,798
									==========	 ============
LIABILITIES AND STOCKHOLDER'S EQUITY / (DEFICIT)

Current liabilities:
 Accounts and other payables                    			    97,905            395,545
 Due to shareholders                            			    21,590             15,000
 Convertible notes                                   				 -          2,226,185
									----------	 ------------
     Total current liabilities                 				   119,495          2,636,730
									----------	 ------------
Stockholders' equity / (deficit):
 Preferred stock, no par value; 5,000,000 shares authorized
  and no shares issued or outstanding                				 -                  -
									----------	 ------------
 Common stock, no par value, 150,000,000 shares authorized
  and 33,252,480 and 59,214,516 shares issued and outstanding
  at December 31, 2009 and December 31, 2008, respectively		 4,214,130	    3,895,402

 Unissued shares no par value; 1,000,000 shares      				 -            382,500

 Comprehensive income                          				    (1,113)           74,220

 Accumulated deficit                           				(4,332,436)        (6,985,054)
									----------	 ------------
                                               				  (119,419)        (2,632,932)
									----------	 ------------
                                               				$       77       $      3,798
									==========	 ============

The accompanying notes are an integral part of these financial statements



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                 		    2009            2008

								-----------	------------
Sales                                          			$     	  -	$  1,731,310
Cost of sales                                        			  -       (1,767,223)
								-----------	------------
           Gross (loss)/profit                       			  -          (35,913)

Bad debts                                      			    101.337            	   -
Professional fees                              			    134,185          592,723
Salaries and benefits                                			  -          473,847
Depreciation and amortization                        			  -           53,820
General and administrative expenses            			    (73,934)         740,224
Loan fees                                       		     92,253          315,364
Impairment of license fee and intangible assets      			  -        1,108,903
								-----------	------------
       Total operating expense                 			    253,841        3,284,881
								-----------	------------
Operating loss                                         		   (253,841)	  (3,320,794)

Other (expense)/income

   Interest expense                                    		   (134,780)	    (419,099)

        Extraordinary Items                    			  3,041,239          	   -

        Gain on sale of Eworld China                 			  -          289,310

        Gain on sale of Mojo Group                   			  -          879,954
								-----------	------------
   Total other income (expense)                		         (2,906,459)         750,165
								-----------	------------
           NET PROFIT / (LOSS)                 			  2,652,618       (2,570,629)
								===========	============

Net profit / (loss) per share                  			$      0.24	$      (0.04)
								===========	============

Net profit / (loss) per share fully diluted   			$      0.24	$      (0.02)
								===========	============


Weighted average shares outstanding            			 11,136,959       58,305,425
								===========	============


Weighted average shares outstanding fully diluted		 11,136,959      150,000,000
								===========	============


The accompanying notes are an integral part of these financial statements




    			CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    			 YEARS ENDED DECEMBER 31, 2009 AND 2008


                             Common	 Common       Unissued
                             Stock       Stock        Stock                  Comprehensive   Accumulated
                             Shares      Amount       Shares     Amount      Income          Deficit        Total
			     ----------  -----------  ---------  ----------  -----------     ------------   -------------

Balance at January 1, 2008   51,789,551  $ 2,974,962  1,000,000  $  382,500  $    30,971     $ (4,414,425)  $  (1,025,992)

Convertible notes and short           -            -  3,335,775     315,364            -                          315,364
term
 borrowings
Common stock issuance to              -            -  4,090,000     531,700            -                          531,700
officers
 and consultants
Beneficial conversion of              -      174,126          -           -            -                -         174,126
 convertible notes
Issuance of previous          7,424,965      847,064 (7,425,775)   (847,064)           -                -               -
 unissued stocks
Cancellation of 4,030,000             -     (100,750)         -           -            -                -        (100,750)
treasury
 shares returned by Mojo
Group
Exchange difference                   -            -          -           -       43,249                           43,249
Net loss, year ended Dec 31,                                                                   (2,570,629)     (2,570,629)
2008
			     ----------  -----------  ---------  ----------  -----------     ------------   -------------
Balance at Dec 31, 2008      59,214,516  $ 3,895,402  1,000,000  $  382,500  $    74,220     $ (6,985,054)  $  (2,632,932)
			     ==========  ===========  =========  ==========  ===========     ============   =============

Balance at January 1, 2009   59,214,516  $ 3,895,402  1,000,000  $  382,500  $    74,220     $ (6,985,054)  $  (2,632,932)
Stock cancelled              (4,030,000)           -          -           -            -                -               -
 40/1 Reverse share split   (53,804,866)       	   -          -           -            -                -               -
Common stock issuance for             -            -          -           -            -                -               -
acquisition
    of Mojo Mediaworks, no
par value
Cancellation of Un-Issued             -            -          -    (382,500)           -                -        (382,500)
Stock
Issuance of Convertible               -            -          -           -            -                -               -
Notes
Common stocks issued for     25,000,000      250,000          -           -            -                -         250,000
cash
Conversion of convertible     6,872,830       68,728          -           -            -                -          68,728
notes
Comprehensive Income &
     Exchange difference              -            -          -           -      (75,333)               -         (75,333)
Net Profit/(loss), year               -            -          -           -            -        2,652,618       2,652,618
ended Dec 31, 2009
			     ----------  -----------  ---------  ----------  -----------     ------------   -------------
Balance at Dec 31, 2009      33,252,480  $ 4,214,130  1,000,000  $        -  $    (1,113)    $ (4,332,436)  $    (119,419)
			     ==========  ===========  =========  ==========  ===========     ============   =============




The accompanying notes are an integral part of these financial statements

                     			CONSOLIDATED STATEMENTS OF CASH FLOWS
                    			YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                 						2009         	  2008
											-----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Profit (loss)                             						$	2,652,618    $	(2,570,629)

Adjustments to reconcile net loss to net cash used in operating activities:
 Gain on sale of Mojo Group                          							-         (879,954)
 Gain on sale of Eworld China                        							-         (289,310)
 Impairment of intangible assets and license fee     							-        1,108,903
 Depreciation and amortization                       							-          105,680
 Other - Comprehensive income and Unissued stock						 (457,833)        	 -
 Loan fees settled with Company stock                							-          315,364
 Liabilities settled with Company stock              							-          531,700
 Accretion of interest and beneficial conversion					       (2,226,185)  	   174,126
Changes in operating assets and liabilities:
 Prepaid assets                                      							-           53,934
 Prepaid assets with related party                  							-           50,323
 Accounts and other payables                   							 (297,640)         126,707
 Due to shareholders                             						    6,590         (375,333)
 Deferred revenue                                   							-            	 -
											-----------------    -------------
       CASH USED IN OPERATING ACTIVITIES       							 (322,449)      (1,688,489)
											-----------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                            							-           (6,535)
											-----------------    -------------
       CASH USED IN INVESTING ACTIVITIES             							-           (6,535)
											-----------------    -------------
CASH FLOWS FROM FINANCINGS ACTIVITIES:
 Sale of assets in Eworld China                      							-          400,000
 Issuance of common stock for cash             							  250,000            	 -
 Stock issued for conversion of  notes          						   68,728
-Convertible notes issued                            							-        1,056,185
 Loan fees                                           							-             	 -
											-----------------    -------------
   CASH PROVIDED BY FINANCING ACTIVITIES       							  318,728        1,456,185
											-----------------    -------------
Effects of exchange rate changes                     							-           43,249

             INCREASE (DECREASE) IN CASH       							   (3,721)        (195,590)
Cash, beginning of period                        						    3,798          199,388
											-----------------    -------------
Cash, end of period                            						$	       77    $       3,798
											=================    =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                       						$     		-    $    	 -
											=================    =============
  Cash paid for income taxes                   						$     		-    $    	 -
											=================    =============
Non-cash financing activities:
  Conversion of convertible notes              						$	2,226,185    $    	 -
											=================    =============
  Warrants issued with convertible notes       						$     		-    $    	 -
											=================    =============
  Unissued stock for loan fee                  						$     		-    $    	 -
											=================    =============
  Liabilities settled with Company stock       						$	  501,283    $     531,700
											=================    =============
  Loan fees settled with Company stock         						$     		-    $     315,364
											=================    =============

The accompanying notes are an integral part of these financial statements


                           EWORLD INTERACTIVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS
The Company was incorporated in Florida on July 16, 1998 under the name of Salty's Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games.
On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty's Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to Eworld Interactive, Inc.
As a result of this transaction, Mr. Guy Peckham acquired 14,077,229 common shares representing 62.7% of the total issued and outstanding common shares and changed the name of the Company to Eworld Interactive, Inc. (Eworld). Eworld mainly engaged in selling of online game services and media production business in Mainland China.
As disclosed in Note 13 to the consolidated financial statements, the Company disposed Shanghai Eworld China Information Technologies Co., Ltd ("Eworld China") and Mojo Media Works Limited and its subsidiary in August 2008. The Company has since ceased all business in online game and media production business and became a dormant shelf company. The Company is currently seeking to acquire new operating entity that may have a different business scope.
In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and Blue Atelier provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock..

The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)Basis of consolidation

  The consolidated financial statements include the financial statements of the Company, its subsidiaries and Variable interest entities for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIEs' have been eliminated upon consolidation. The Group applied FIN 46, "Consideration of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") for all the years presented. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

c)Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)Use of Estimates

  The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

e)Significant Risks and Uncertainties

  The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; The Company's ability to acquire new company with profitable operations; advances and trends in new technologies and industry standards; competition from other competitors; regulatory or other PRC related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies.

f)Allowance of doubtful accounts

  The  Company  establishes  an  allowance  for  doubtful  accounts   based  on
  management's assessment of the collectability of trade receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting years, provision is made against trade receivables to the extent which they are considered to be doubtful. Bad debts are written off when identified.

g)Property, equipment and software

  The company has no fixed assets.

h)Deferred revenue and prepaid production costs

  No deferred revenues or expenses were incurred as at December 31, 2008 or for December 31, 2009.

i)License fees

  Upfront licensing fees paid to licensors are recognized as intangible assets if the game software has reached technological feasibility when such payments are made. Technological feasibility is established upon completion of a working model. License fees are amortized on a straight-line basis over the license period. The company now holds no licenses.

j)Impairment of long-lived assets and intangible assets

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

  The company now holds no long lived assets or intangible assets.

k)Revenue Recognition

  Online game services

  The Company earns revenue from sales of its prepaid game cards and prepaid online points for its online game products sold to distributors who in turn ultimately sell them to end customers. All prepaid fees received from distributors are initially recognized as advances from customers. Prepaid fees are recognized as deferred revenue upon the customer's online registration and activation of their cards or online points. Players can access our games free of charges but may use game points for in-game premium features. The distribution of points to end users is typically made by sales of prepaid game cards and prepaid online points. Fees of prepaid game cards and prepaid online points are deferred when received. Revenue is recognized over the life of the premium features or as the premium features are consumed.

  Unused prepaid cards were returned to respective distributors upon the disposal of Eworld China in August 2008. The details of the disposal are set in Note 13 to the consolidated financial statements. The Company no longer has any online game revenue subsequent to the disposal.

  Media Production Consulting Services

  The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent. Revenue represents the invoiced values of service, net of business taxes. The media production revenue was mainly derived from the consulting services on the media production for the "American Next Top Model" in China. Accordingly, the related revenue was recognized when all four of the following criteria were met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and
  (iv) collection of the resulting receivable is reasonably assured.

k)Revenue Recognition (continued)

  The Company no longer has any media production revenue subsequent to the disposal of Mojo Media Limited and its subsidiary in August 2008. The details of the disposal are set in Note 13 to the consolidated financial statements.

l)Sales and marketing costs

  Sales and marketing costs consist primarily of costs of advertising and promotional expenses, payroll and other overhead expenses incurred by the Company's sales and marketing personnel. Advertising expenses in the amount of $0 for the year ended December 31, 2009 (2008: $226,079) were expensed as incurred.

m)Leases

  Leases for which substantially all of the risks and rewards of ownership of assets remain with the leasing company are accounted for as operating leases. The company holds no leases.

n)Taxation

  The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred taxes are determined based upon differences between the financial reporting and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change.

  A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized. The total income tax provision includes current tax expenses under applicable tax regulations and the change in the balance of deferred tax assets and liabilities.

  We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

  We file income tax returns in the United States, however our subsidiaries and VIE's operate under foreign jurisdictions.

  We classify tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

o)Basic and Diluted Net Earnings (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. At December 31, 2009, there are no warrants and convertible notes outstanding.

p) Foreign Currency Translation

  The functional and reporting currency of the Company is the United States dollar ("US dollar"). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. The financial records of the Company's PRC subsidiary are maintained in its local currency, the Renminbi ("RMB"), which is its functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, and gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss) in the statement of stockholders' equity.

q)Comprehensive Income

  The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company's only item that represents comprehensive income is the foreign currency translation adjustments.

r)Fair value of Financial Instruments

  The carrying value of the Company's financial instruments, including cash and cash equivalents, trade, bills and other receivables, amount due from/to related parties and trade and other payables approximate their fair values due to the immediate or short-term maturity of these instruments.

  It is the management's opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

  The Group did not have any hedging transactions during the reporting periods. As the functional currency of the subsidiaries operating in Mainland China is RMB, the exchange difference on translation to US dollar for reporting purpose is taken to other comprehensive income.

s)Business combination

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

t)Concentration of Credit Risk

  Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. Substantially 65% of our revenue came from one customer in 2008. The company had no revenue in 2009.

u)Recent Accounting Pronouncements

  In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

  In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

  In June 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after September 15, 2009. SFAS 165 does not have a material impact on our financial statements.

  In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company does believe that FSP EITF 03-6-1 would have material effect on its consolidated financial position.

u)Recent Accounting Pronouncements (continued)

  In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU
  Section 411 "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".

  In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and
  Interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

  In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities - an amendment to FASB Statement No.133". The new standard requires enhanced disclosures to help investors better understand the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe that the implementation of SFAS 161 will have a material impact on our results of operations and financial condition.

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

As disclosed in Note 16 to the consolidated financial statements, on 30 March 2009, the Company issued and allotted 25,000,000 newly authorized and issued shares to Blue Atelier Inc., for US$250,000. Blue Atelier Inc. has also provided US$250,000 of non interest bearing loan to the Company prior to the closing of the purchase agreement for meeting the cost and fee required to maintain the full reporting status of the Group and daily operating costs. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

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

NOTE 4 - LICENSE FEES

The company holds no licenses and incurred no license fees.

NOTE 5 - PROPERTY AND EQUIPMENT

The company has no Property and Equipment at December 31, 2008 or December 31, 2009.

Depreciation expense for the year ended December 31, 2009 and 2008 was Nil and $53,820 respectively.

All fixed assets were either sold or written off as both Eworld China and Mojo Group were disposed in August 2008. The detail of the disposal is described in
Note 13 to the consolidated financial statements.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

The company has written-off the balance of the unamortized license fees on our online game Battlezone, and terminated the game with our gaming provider, Sidus in July 2008 and held no Intangible Assets at December 31, 2009. The unamortized gaming development cost was also written-off as impaired subsequent to the termination of the online game with Sidus. The total amount of impairment for the year ended December 31, 2008 was $1,120,505.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                            December 31, 2009	December 31, 2008
			    -----------------	-----------------
Accounts payable            $               -   $           2,255
Professional fees payable   	       97,905             136,734
Accrued interests           		    -             276,556
Other accrued expenses                      -               1,500
			    -----------------	-----------------
                            $         119,495   $         415,545
			    =================	=================




NOTE 8 - SHORT-TERM BORROWINGS

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and Blue Atelier provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.



On September 26, 2006, Eworld China entered into an agreement with Mr. Laurence Lee, the shareholder of Eworld China, to borrow a total amount of $220,000 ("borrowed amount") which is unsecured and non-interest bearing and is repayable on demand. The borrowed amount was in fact provided by Crown Ocean International Ltd. ("Crown Ocean" ) to Mr. Laurence Lee through a separate agreement. The terms of the agreement only allows Mr. Laurence Lee to lend the borrowed amount to Eworld China which is non-interest bearing and is repayable within 15 working days after the payments were received from Eworld China. In addition, Mr. Laurence Lee pledged his equity interest in Eworld China as a security in which his liability to Crown Ocean shall not exceed the net value of his equity interest in Eworld China. As at December 31, 2007, Mr. Laurence Lee holds 80% of the equity interest in Eworld China. The related short-term borrowings were repaid during 2008 and there was not further borrowings noted.

NOTE 9 - INCOME TAX

United States

We file a consolidated tax return in the United States for the income that would be subject to their tax.

Cayman Islands and British Virgin Islands

Under the current tax laws of the Cayman Islands and British Virgin Islands, the Company and its subsidiaries are not subject to tax on their income or capital gains.

Hong Kong

The Company's subsidiary  operations  are  not  subject to the taxation in Hong
Kong.

PRC Income Tax

The Company's subsidiaries and VIE subsidiaries in the PRC are subject to Enterprise Income Tax ("EIT") on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises and the Enterprise Income Tax Law
(collectively the "PRC Income Tax Laws"), respectively. Pursuant to the PRC Income Tax Laws, the Group's subsidiaries and VIE subsidiaries in the PRC are generally subject to EIT at a statutory rate of 25%. No PRC income tax has been provided as the Company's subsidiary in the PRC recorded and no cumulative net operating profits for the year ended December 31, 2009 (2008: $108,913). After the Company disposed Eworld China and Mojo Media Group in August 2008, the related accumulated losses in these disposed companies are no longer allow to utilize in offsetting against future taxable income.

We have tax loss carry forward for United States tax purposes of approximately $ (2008: $4,164,357). The loss carry-forwards expire in the years 2021-2022. There are no significant book-tax return differences in reporting of items for the years ended December 31, 2008 and 2009. There are no State income taxes for the years ended December 31, 2008 and 2009.

The components of the net deferred tax asset at December 31, 2009 and 2008 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below (excluding the accumulative losses for Eworld China and Mojo Media Group which no longer able to be utilized for offsetting future taxable income after disposal):



                            December 31, 2009	December 31, 2008
			    -----------------	-----------------
                            $               -   $       4,596,791
Cumulative Combined Net
	Operating Losses
Effective Tax Rate                          -               28.00%
Deferred Tax Asset          $               -   $       1,287,101
Valuation Allowance         $               -   $      (1,287,101)
			    -----------------	-----------------
 Net Deferred Tax Asset                     -                   -


NOTE 10 - CONVERTIBLE NOTES

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000 after loan fees of $85,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $0.60 per share and include a warrant for the purchase of an additional share at $0.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective. We did not register our shares in accordance with the agreements and have recorded a loan fee equal to the penalty required by the agreements. The loan fee is $382,500 and was calculated based on our stock's trading price less an estimate of a discount for the thinly traded market as compared to the quantity of shares issued. The penalty shares were not issued at December 31, 2008.

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

The Company entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2009 and 2008:


                                                  2009     2008
						 -------  -------
Closing balances as at December 31,
 Prepaid assets with related parties             $     -  $     -
 Due to shareholders                              15,000   15,000
 Short term borrowings                                 -        -
						 -------  -------
Transaction for the year:
    Consulting fees                              $     -  $60,100
    Rental expenses for occupancy by management        -   16,941
						 -------  -------

NOTE 12 - ACQUISITION AND DISPOSAL OF SUBSIDIARIES

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




On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities ("Equity Interest") of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the "Mojo Group") for a total consideration of $411,967 and 4,030,000 common shares of EWRL currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an "earn out" basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWRL which is directly or indirectly held by Mojo management have been surrendered to us.

We have assessed the receivable of $411,967 in December 2008 and considered it to be uncollectible and fully written-off as bad debts. The resulting gain in relation to sale of Mojo Group was $879,954.

Eworld China

On May 1, 2007 Eworld China became a variable interest entity and we have combined the operations of this entity with our operations after that date.

On August 11, 2008, we entered into a Letter of Intent ("LOI") with Big Leap International Limited ("Big Leap"), a subsidiary of CY Foundation Group Limited listed in the Hong Kong Stock Exchange, to enter an arrangement of contract of service with Laurence Li and a selected number of his team members in EW Shanghai; and to acquire the operating platform, 4 servers and a list of assets of Eworld China for a total consideration of $400,000. The resulting gain in relation to sale of Eworld China was $300,912.

NOTE 13 - COMMON STOCK AND WARRANTS

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

In 2009, Company entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock.

In October 2009, the Company issued 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement to Blue Atelier, Inc.

At December 31, 2009, we have no warrants outstanding.


Grant Date            Number of Warrants	Exercise Price	 Expiry Date

February 2, 2007          970,000           	$0.8          December 31, 2008
February 14, 2007       1,000,000         	$0.8          February 14, 2008
April 30, 2007            866,670    		$0.8          December 31, 2008
			---------
                        2,836,670
Less: expired warrants (2,836,670)
			---------
                      		-


NOTE 14 - OPERATING LEASE COMMITMENTS:

The Company has operating lease agreements at December 31, 2009.

NOTE 15 - CAPITAL COMMITMENTS:
The Company had no capital commitments as of December 31, 2009.

NOTE 16 - SUBSEQUENT EVENTS

1. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000.

2. The Company is a shell company with no functional operations, the Company is seeking to acquire a new operating entity with a different business scope. Any acquisition of a business venture involving reorganization and issuance of the Company's restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge although a number of opportunities are being considered.

            ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


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

ITEM 9A.  CONTROLS AND PROCEDURES


We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, Guy Peckham and Chief Financial Officer, Gerry Shirren. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.


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


Management's Annual Report on Internal Control Over Financial Reporting


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


Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2009.


Attestation Report of the Registered Public Accounting Firm


This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.


ITEM 9B.  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT


DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


The directors and officers are as follows:


Name             Age      Position                    Tenure


Guy Peckham       46      President, CEO, Secretary   December 2006 to
			  and Director		      April 08, 2010

Gerry Shirren  	  51      CFO and Director            October 2009 to present
                          President                   April 12, 2010 to Present

Harold Rothstein  48      Director                    October 2009 to present.

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


Mr. Peckham resigned from the Board of Directors on April 08th, 2010.


MR. SHIRREN, age 51, has held senior positions in media and entertainment companies for over 20 years, including production and distribution companies based in Europe and the US specializing in family programming. He has been extensively involved in international co-production, financing including many multi-territory co-productions between Europe and Asia. From 1997 to 2005, Mr. Shirren was Joint-Managing Director of TerraGlyph Productions and TerraGlyph Rights Limited, an animation production and distribution studio based in Dublin, Ireland and from 2005 to May 2008, as Joint Managing Director of Digital Animation Media Limited, an animation production and animation software tools company servicing the animation industry. Most recently, since October 2007 until May 2009, he was Consultant CFO working with Valcom Inc, (OTCBB:
VLCO) and during this time, the company successfully reorganized in Chapter 11 bankruptcy, emerged from bankruptcy in September 2008 and acquired the TV network subsidiary, My Fam.ily TV (formerly Faith TV). Mr. Shirren is a Fellow of the Association of Chartered Certified Accountants (FCCA) having qualified as a Certified Account (ACCA) in 1988.


MR. ROTHSTEIN, age 48, has many years of experience in the hospitality industry starting with the restaurants; Don Roth's Blackhawk and Anne Morton's Arnies in Chicago. Mr. Rothstein's career took him to Dallas with the Roma Corporation. He later opened JP Eating Place in Chicago with Jorge Perez and also JP's in the Tuscany Hotel in Chicago. His next project in June of 1991 was Hi Tops, the famous sports bar in Chicago and subsequently with Hi Tops opening in 2000 Phoenix Arizona and 2001 Pittsburgh, Pennsylvania. In July 2007, Mr. Rothstein partnered in the purchase of the Greek Isles Hotel and Casino in Las Vegas.


Other business ventures include Tequila Roadhouse, Chicago, Zella, Chicago, The Black Duck, Chicago, The W Hotel Lakeshore, Chicago, Satly's , Seattle, Mie Shannon's Steakhouse, St. Louis, Marriot at the Quorum, Addison, Yesterdays, Ft. Lauderdale and Caf{e'} Pacific in Dallas. Mr. Rothstein is also a consultant to the Office of Commissioner of Major League baseball, Bud Selig and on the Advisory Board of the Mayor's office in Pittsburgh, PA.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Eworld Interactive, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.


The directors of Eworld Interactive, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Eworld Interactive, Inc.


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


There are no employees under contract with Eworld Interactive, Inc.


Eworld Interactive, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.


Board of Director Meetings and Committees


The Board of Directors held no formal meetings during the year ended December 31, 2009. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings. The directors received no compensation for their role as directors for the year ended December 31, 2009.


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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed except for Form 4 information relating to a disclosed transaction with Mr. Peckham which occurred in March of 2008.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.


ITEM 11.  EXECUTIVE COMPENSATION


                          SUMMARY COMPENSATION TABLE


                                                             	Non-Equity       Nonqualified
                                        			Incentive      	 Deferred
                                            Stock     Option    Plan		 Compensation 	All Other
Name and                 Salary    Bonus    Awards    Awards    Compensation     Earnings       Compensation     Total
Principal    	 Year      ($)      ($)       ($)       ($)          ($)             ($)             ($)          ($)
Position

GUY
PECKHAM          2009    45,000      0         0         0            0               0               0          45,000

President    	 2008    60,000      0         0         0            0               0               0          60,000
and CEO
(Resigned
April
2010)

GERRY SHIRREN    2009	15,0000      0        		 0   	      0               0               		 15,000


Notes:


We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled "Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)" in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2009, Eworld Interactive, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, Eworld Interactive, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.


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


On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company's officers.

EMPLOYMENT AGREEMENTS


As of the year ended December 31, 2008, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Peckham is accepting compensation at a rate of $60,000 per year, based on the Company's ability to pay.


COMPENSATION OF DIRECTORS


Eworld Interactive paid no compensation to any directors as director's fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


The following table sets forth, as of December 31, 2009; the beneficial ownership of Eworld Interactive, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:


Common Stock

                                            Amount and Nature                          Percentage
Name and Address of Beneficial Owner        of Beneficial Ownership     Acquirable     of Class
------------------------------------	    -----------------------	----------     ----------
Guy Peckham                                 96,286                  	0              0.002%
President and Director

     Officers and Directors as a Group                                  0              0.002%
    Total Shares Issued and Outstanding     33,380,083

Owners of 5% or More

Blue Atelier             		    25,000,000      		0              74.89%


There were no options or warrants outstanding at December 31, 2009.


Total shares outstanding as of December 31, 2009 were 33,252,480 held by approximately 72 shareholders of record and an undetermined number of holders in street name.


All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Director Independence/Audit Committee


The board of directors of Eworld Interactive, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Inc. Eworld Interactive, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Guy Peckham or Gerry Shirren are not independent as defined by item 401(e)(ii) of regulation S-B.


Related Transactions


On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities ("Equity Interest") of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the "Mojo Group") for a total consideration of $411,967 and 4,030,000 common shares of EWRL currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an "earn out" basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWRL which is directly or indirectly held by Mojo management has been surrendered to us.


We have assessed the receivable of $101,337 in December 2009 and considered it to be uncollectible and fully written-off as bad debts.


On March 30, 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc., to pledge 10,000,000 pre-reverse split common stocks of EWRL as collateral and to reduce outstanding debt with the creditor to a balance not exceeding $100,000 in order to secure the following financing and security sales:

  1. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("EWRL") after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000.

  2. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

  3. After the Company became a shell company with no functional operations, the Company is seeking to acquire a new operating entity with a different business scope. Any acquisition of a business venture involving reorganization and issuance of the Company's restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.



The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2008 and 2009:

                                                     2008         2009
Closing balances as at December 31,
    Prepaid assets with related parties             $     -     $     0
    Due to shareholders                              15,000      21,590
    Short term borrowings                                 -


Transaction for the year:
    Consulting fees                                 $60,100     $60,000
    Rental expenses for occupancy by management      16,941           0






                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K


Eworld Interactive, Inc. includes by reference the following exhibits:


3.1 Articles of Incorporation, exhibit 3.1 filed with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.2 Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.3 Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4 Bylaws, filed as exhibit 3.4 with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5 Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant's Registration Statement

3.6 on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

         Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009.

10.1 Stock Purchase Agreement - Between Eworld Interactive, Inc., and Blue Atelier, Inc., March 30, 2009 filed as exhibit 10.1 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on April 3, 2009.

Eworld Interactive, Inc. includes herewith the following exhibits:

31.1 Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15d-14(a))

32.1 Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) AUDIT FEES


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2008 and 2009 were: $4,500 and $11,850, respectively.


(2) AUDIT-RELATED FEES


The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2008 and 2009 were: $ 0 and $ 0, respectively.


(3) TAX FEES


No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2008 and 2009.


(4) ALL OTHER FEES


No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2008 and 2009.

(5) AUDIT COMMITTEE


The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.


(6) WORK PERFORMANCE BY OTHERS


The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   EWORLD INTERACTIVE, INC.


Date: April 13, 2010               By:  /s/ Gerry Shirren
					-----------------
                                        Gerry Shirren
                                        President, Secretary


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title(s)                     		Date
---------		  --------				----

/s/ Gerry Shirren         President, Secretary and Director	April 13, 2010
-----------------	  (Secretary)
Gerry Shirren

/s/ Gerry Shirren         Principal Financial and
-----------------	  Accounting Officer			April 13, 2010
Gerry Shirren             (Principal Financial and
			  Accounting Officer)