Form 10-Q
period 2010-03-31
Eworld Interactive, Inc.
filed 2010-05-17
CIK 1343979

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
                                  (Mark One)

  [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2010

  [ x ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________.

                            Commission file number:

                           EWORLD INTERACTIVE, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)



      Florida                 333-130707                     65-0855736
     _____________	     ___________		__________________
    (State or other	     (Commission 		   (IRS Employer
    jurisdiction of          File Number)		Identification No.)
    Incorporation)


        1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200120
                    _______________________________________
              (Address of principal executive offices)(Zip Code)

                                (021) 6888 0708
                        _______________________________
             (Registrant's telephone number, including area code)


      Registrant's telephone number, including area code (021) 6888 0708 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     [   ]
Accelerated filer 	    [   ]
Non-accelerated filer 	    [   ] (Do not check if a smaller reporting company)
Smaller reporting company   [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]  No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [ ]  No [ ]

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2010, there were 33,252,480 shares of common stock, no par value, issued and outstanding.

                           EWORLD INTERACTIVE, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
	ITEM 1	Financial Statements
	ITEM 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations.
	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk
	ITEM 4	Controls and Procedures


PART II - OTHER INFORMATION
	ITEM 1 	Legal Proceedings
	ITEM 1A	Risk Factors
	ITEM 2 	Unregistered Sales of Equity Securities and Use of Proceeds
	ITEM 3 	Defaults Upon Senior Securities
	ITEM 4 	Submission of Matters to a Vote of Security Holders
	ITEM 5 	Other Information
        ITEM 6 Exhibits

                        PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS

EWORLD INTERACTIVE, INC. AND SUBSIDIARIES

Condensed Financial Statements

For the period ended March 31, 2010
(Unaudited)
(Stated in USD)

                   EWORLD INTERACTIVE, INC. AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS





                                                                   PAGE NUMBER





Condensed Consolidated Balance Sheet                                   	5


Condensed Consolidated Statements of Operations                        	6


Condensed Consolidated Statements of Stockholders' Equity         	7


Condensed Consolidated Statements of Cash Flows                       	8


Notes to the Consolidated Financial Statements                          9


EWORLD INTERACTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                     	31-Mar     		31-Dec
                                                     	2010       		2009
                                                     	(Unaudited)		(Audited)
							-----------		---------
Assets:
Current assets:
       Cash                                      	$       77  		$       77
       Accounts receivable                                       -          		 -
                               Total current assets	        77         		77
							-----------		-----------
License fees                                                	 -          		 -
Fixed assets                               			 -    		        (0)

                                                        $       77		$       77
							===========		===========

Liabilities and Stockholders' Equity:
Current liabilities:
       Accounts and other payables              	$  118,906  		$   97,906
       Due to shareholders/related parties          	    12,490     		    21,590
               Total current liabilities                   131,396    	 	   119,496
							-----------		-----------

Stockholders' Equity
       Preferred stock, no par value 5,000,000 shares
               authorized and no shares outstanding          	 -          		 -
       Common stock, no par value, 150,000,000 shares
               authorized and 33,252,480 and 33,252,480
               shares outstanding at March 31, 2009
               and December 31, 2009                     4,214,130  		 4,214,130
       Unissued shares, no par value, 1,000,000 shares	         -          		 -
       Comprehensive income                          	    (1,113)   		    (1,113)
       Accumulated deficit                          	(4,344,336)		(4,332,436)
							-----------		-----------
               Total Shareholders Equity		  (131,319)  		  (119,419)
							-----------		-----------
               Total Liabilities and Shareholders
		Equity   				$       77       	$       77
							===========		===========

EWORLD INTERACTIVE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENT

							    Three Month Period Ended
							31-Mar-10   		31-Mar-09
							----------		---------
Sales                                                		-          		-
Cost of sales                                        		-          		-
							----------		---------
                      Gross Profit/ (Loss)
							----------		---------
Bad debts/Bad Debts Provision                         		-          		-
Professional fees                                 	    11,900      	   17,000
Salaries and benefits                                 		-          		-
Advertising                                          		-          		-
Depreciation and amortization                         		-         		-
Loan fees                                            		-                  92,253
Office and miscellaneous expense                      		-                 (75,334)
Impairment of intangible assets and license fees      		-         		-
General and administrative expenses                   		-          		-
							----------		---------
                      Total operating expense     	    11,900		   33,919
							----------		---------
Operating loss                                   	   (11,900)		  (33,919)
Interest expense                                     		-        	     (444)
							----------		---------
                      Net Profit/(Loss)          	   (11,900)    		  (34,363)
							----------		---------
Other Income & Expense                               		-         		-
Extraordinary Items                                   		-          		-
                      Net Profit/(Loss)          	  (11,900)    		  (34,363)


Net Profit/(Loss) Per Share 				$   (0.00)    		$   (0.02)

Weighted Average Shares Outstanding*             	33,252,480  		1,457,636


Fully Diluted Earnings Per Share* 			$   (0.00)    		$   (0.02)


* Average for 2009 adjusted to reflect the 40/1 reverse split



E WORLD INTERACTIVE , INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Common         	Common      	Unissued
				Stock          	Stock       	Stock                   	Comprehensive	Accumulated
				Shares         	Amount      	Shares      	Amount		Income		Deficit		Total
				----------	---------	---------	--------	-------------	-----------	----------
Balance  at  January 1, 2009   	59,214,516    	3,895,402	1,000,000    	 382,500       	74,220       	(6,985,054)   	(2,632,932)

Stock Cancelled           	(4,030,000)        	0           	0

40/1 Reverse Share Split   	(53,804,866)       	0           	0                                                      		0

Common  stock  issuance
for acquisition of Mojo
Mediaworks,  no par value														0

Cancellation   of   Un-                                          		(382,500)                                  	 (382,500)
 Issued Stock

Issue   of  Convertible
Notes

Common  stocks   issued    	25,000,000       250,000                                                            		  250,000
for cash

Conversion of    		 6,872,830        68,728                                                             68,728
 convertible note

Beneficial   conversion
 of convertible notes															 0

Comprehensive Income                                                             (75,333)                     			  (75,333)
& Exchange difference

Net  Loss for the  Year                                                                       			2,652,618     	 2,652,618
Ended Dec 31, 2009
				----------	---------	---------	--------	-------------	-----------	----------


Balance at Dec 31, 2009    	33,252,480	4,214,130   	1,000,000       	0	      (1,113)	(4,332,436)	 (119,419)



Balance at Dec 31, 2009    	33,252,480    	4,214,130   	1,000,000       	0	      (1,113)	(4,332,436)	 (119,419)

Stock Cancelled				0		0		0

Common  stock  issuance
for acquisition

Cancellation   of   Un-									0						0
Issued Stock

Issue   of  Convertible
Notes

Common  stocks   issued			0		0										0
for cash

Conversion of				0		0										0
convertible note

Beneficial   conversion
of convertible notes															0

Comprehensive Income											0				0
& Exchange difference

Net  Loss  for  the  Period									     		   (11,900)	  (11,900)
Ended March 31, 2010
				----------	---------	---------	--------	-------------	-----------	----------

Balance  at  March  31,		33,252,480	4,214,130	1,000,000		0	       (1,113)	(4,344,336)	  (131,319)
2010


E WORLD INTERACTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTER ENDED MARCH 31, 2010 AND 2009


							   	 	   Three Month Period Ended
									31-Mar-10   		31-Mar-09
									----------		---------

CASH FLOWS FROM OPERATING ACTIVITIES :
 Net Profit/(Loss)                                    			  (11,900)		 (34,363)
									----------		---------

Adjustments to reconcile net loss to net cash used in operating activities:
 Impairment of intangible assets and license fee                                0
 Depreciation and amortization                                                  0
 Other - Comp Income and Unissued Stock                                         0
 Loan fees settled with Company stock                                           0
 Liabilities settled with Company stock                                         0
 Conversion of Loan Notes                                                       0
 Accretion of interest and beneficial conversion                                0
Changes in operating assets and liabilities:
 Prepaid assets                                                                 0
 Prepaid assets with related party                                              0
 Prepaid production costs                                                       0
 Accounts and other payables                                               21,000      		  87,498
 Due to shareholders                                                       (9,100)     		  15,000
 Deferred revenue                                                               0
									----------		---------
CASH USED IN OPERATING ACTIVITIES                                               0 		  68,135
									----------		---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiaries, net of cash acquired                                 0
 Purchase of fixed assets                                                       0
 Acquisition of license fees                                                    0
									----------		---------
CASH USED IN INVESTING ACTIVITIES                                               0
									----------		---------

CASH FLOWS FROM FINANCINGS ACTIVITIES:
 Short-term borrowings                                                          0  		  40,000
 Sale of assets in Eworld China
 Issuance of common stock for cash                                              0
 Stock issued for conversion of Notes                                           0
 Convertible notes issued
 Loan fees
									----------		---------
CASH PROVIDED BY FINANCING ACTIVITIES                                           0        	  40,000
									----------		---------

Effects of exchange rate changes                                                        	 (75,334)
									----------		---------

INCREASE(DECREASE) IN CASH                                                      0        	  32,801
Cash, Beginning of Period                                                      77        	   3,798
									----------		---------
Cash, end of period                                                            77        	  36,599
									----------		---------


Note 1 - Basis of Presentation

The unaudited condensed interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2009.

The condensed interim consolidated financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

NOTE 2 - GOING CONCERN

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture may involve reorganization and issuance of the Company's restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available.

The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at March 31, 2010 and 2009:


                                             2010               2009
Closing balances as at March 31,

  Amounts Due to related parties           12,490              15,000

The related party payables are non-interest bearing, unsecured, and due upon demand.

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

RESULTS OF OPERATIONS

Eworld Interactive has no subsidiaries that have operations and since Company has ceased all business in online game and media production business, it has become a shell company with no functional operations.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. ("Eworld") after Eworld executes a forty to one reverse split of the presently issued and outstanding Eworld common stock in exchange for $250,000. Blue Atelier will provide the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of Eworld and quotation of its common stock on the OTCBB. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest to E World Common Stock in the aggregate of $501,283 to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement

Eworld now expects to acquire a new operating entity that may have a different business scope.

It may be that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.

There are currently no contracts or agreements between any operating companies that are searching for shell companies with which to merge.

FINANCIAL SUMMARY

Results of Operations for the Three-Months Ended March 31, 2010

The Company reports a net loss of $11,900 for the three-months ended March 31, 2010 versus a net loss of $34,363 for the three-months ended March 31, 2009.

The net loss for the three-months ended March 31, 2010 of $11,900 is comprised of an operating loss of $11,900 resulting from professional fee costs.

The net loss for the three-months ended March 31, 2009 of $34,363 is comprised of operating loss of $33,919 and interest expenses of $444.

Liquidity and Capital Resources

During the three-months ended March 31, 2010 the Company's cash position was unchanged. Net cash realized from operating activities was nil; no cash was realized from or used in investing activities; and $12,500 was provided by financing activities from short-term borrowings.

Cash Flow Requirements for Operations.

As of March 31, 2010 we had available cash of $77. Our current operations are limited due to a lack of available funding develop our business plans. Cash demands are currently debt payable, administrative, accounting and legal expense. We are operating month to month satisfying our cash requirements with loans and equity sales. We will continue to rely on continued loans and other investment which may or may not be available to us when needed and could impact negatively our ability to continue operations.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture may involve reorganization and issuance of the Company's restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available.

The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarterthat have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EWORLD INTERACTIVE, INC.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

NONE, FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2010

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE, FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

NONE, FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE, FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2010

ITEM 5.     OTHER INFORMATION

NONE


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

    3.5      AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT
             ON FORM 8-A; FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 2006.


    3.6      AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT

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

EWORLD INTERACTIVE, INC.

Date: May 14, 2010          By: /s/ Gerry Shirren, President

                            Gerry Shirren, President
                            Principal Executive Officer
                            Principal Accounting Officer