Form 10-Q
period 2010-06-30
Eworld Interactive, Inc.
filed 2010-08-16
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER :	333-130707

E WORLD INTERACTIVE, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2580 Anthem Village Drive Henderson, Nevada, 89052

(Address of principal executive offices)

702 588 5971

1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200120
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

The number of shares outstanding of each of the issuer's classes of common equity as of July 30, 2010: 43,262,480 shares of common stock

Part 1 Financial Information

Item 1 Financial Statements
E World Interactive, Inc
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,024	$77
Total current assets	$1,024	$77

Intangible assets	150,449	-

Total Assets	$151,473	$77

Liabilities and Stockholders' Deficit
Current liabilities
Accounts and other payables	$125,851	$97,905
Due to shareholders/related parties	51,345	21,590
Convertible notes- Related Party	150,000	-
Total current liabilities	327,196	119,495
Total Liabilities	327,196	119,495

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized, 0 outstanding at June 30, 2010 and December 31, 2009
Common stock, no par value, 150,000,000 shares authorized, 43,252,480 and 33,252,480 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	4,214,130	4,214,130
Comprehensive income	(1,113)	(1,113)
Accumulated deficit	(4,360,878)	(4,332,435)
Accumulated deficit during development stage	(27,862)	-
Total Stockholders’ Deficit	(175,723)	(119,418)

Total Liabilities and Stockholders’ Deficit	$151,473	$77

The accompanying notes are an integral part of these financial statements.

E World Interactive, Inc
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,		From April 1, 2010 to June 30, 2010

	2010	2009	2010	2009
Expenses
Bank service charges	$21	$-	$21	$-	$21
Office rental	525	-	525	-	525
Professional fees	24,316	45,943	36,216	62,944	24,316
Loan fees	-	-	-	92,253	-
Office and miscellaneous expense	-	-	-	(75,334)	-
Total operating expense	$(24,862)	$(45,943)	$(36,762)	$(79,863)	$(24,862)
Other expense
Interest expense	(3,000)	(1,233)	(3,000)	(1,677)	(3,000)
Net loss	$(27,862)	$(47,176)	$(39,762)	$(81,540)	$(27,862)

Net loss per share - basic	$(0.00)	$(0.03)	$(0.00)	$(0.06)

Weighted average shares outstanding-basic	38,252,480	1,457,636	38,252,480	1,457,636

The accompanying notes are an integral part of these financial statements.

E World Interactive, Inc
(A Development Stage Company)
Consolidated Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Unissued Stock		Comprehensive	Accumulated	Accumulated Deficit during
	Shares	Amount	Amount	Shares	Income	Deficit	Development Stage	Total
Balance at January 1, 2008	59,214,516	3,895,402	1,000,000	382,500	74,220	(6,985,054)	-	(2,632,932)
Stock Cancelled	(4,030,000)	-	-	-	-	-	-	-
40/1 Reverse Share Split	(53,804,866)	-	-					-
Cancellation of Un-Issued Stock		-	(1,000,000)	(382,500)	-	-	-	(382,500)
Common stocks issued for cash	25,000,000	250,000	-	-	-	-	-	250,000
Conversion of convertible note	6,872,830	68,728	-	-	-	-	-	68,728
Comprehensive Income & Exchange difference	-	-	-	-	(75,333)	-	-	(75,333)
Net Income	-	-	-	-	-	2,652,618	-	2,652,618
Balance at Dec. 31, 2009	33,252,480	4,214,130	-	-	(1,113)	(4,332,436)	-	(119,419)

Common stock issuance for acquisition	10,000,000	-	-	-	-	(16,543)	-	(16,543)
Net Loss	-	-	-	-	-	(11,900)	(27,862)	(39,762)
Balance at June 30, 2010	$43,252,480	$4,214,130	$-	$-	$(1,113)	$(4,360,878)	$(27,862)	$(175,723)

The accompanying notes are an integral part of these financial statements.

E World Interactive, Inc
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months period ended June 30,		From April 1, 2010 to
			June 30,
	2010	2009	2010

Operating Activities
Cash flows from operating activities
Net Profit/(Loss)	$(39,762)	$(81,540)	$(27,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Other - Pre-Acquisition Loss of Media & Technology Solution Inc.	(16,543)	-	(16,543)
Changes in operating assets and liabilities
Prepaid assets	-	(29,800)	-
Accounts and other payables	32,946	47,443	11,945
Cash used in operating activities	(23,359)	(63,897)	(32,460)

Investing Activities
Cash flows from investing activities
Purchase of Intangible Assets	(449)	-	(449)
Cash used in investing activities	(449)	-	(449)

Financing Activities
Cash flows from financings activities
Short-term borrowings	-	115,000	-
Advances due to shareholders	24,755	20,600	33,856
Cash Provided by Financing Activities	24,755	135,600	33,856

Effects of exchange rate changes	-	(75,334)	-

Increase (decrease) in cash	947	(3,631)	947

Cash, Beginning of Period	77	3,798	77

Cash, end of period	$1,024	$167	$1,024

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Convertible notes issued to purchase intangible asset	$150,000	$-	$150,000

The accompanying notes are an integral part of these financial statements.

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

The condensed interim consolidated financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into a development stage accumulating a net loss of $27,862 from April 1, 2010 to June 30, 2010.

Note 2 – Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue and has incurred an accumulated deficit of $4,360,878 and a $27,862 accumulated deficit during development stage.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Note 3 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The related party payables are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc, a wholly owned subsidiary, holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The note matures on March 31, 2011 with interest due on maturity and may be converted to E World common stock at a price to be agreed.

 The following is a list of related party balances as at June 30, 2010 and December 31, 2009:

	June 30, 2010	Dec 31, 2009
Relate Party Payable	$46,345	$ 21,590
Convertible Notes - Related Party	$150,000	$ -

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Note 4 - Summary of Significant Accounting Policies

a)     Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)    Basis of consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIEs’ have been eliminated upon consolidation. The Group applied FASB ASC 810-10, “Consolidation” for all the years presented. FASB ASC 810-10 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

c)   Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

e)    Significant Risks and Uncertainties
The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; the Company’s ability to generate profits and cash flow; advances and trends in new technologies and industry standards; competition from other competitors; regulatory or related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies and the risks associated with the Company’s ability to raise finance on satisfactory terms to implement its business plan.

f)    Impairment of long-lived assets and intangible assets
Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different. Intangible assets consisting of valued at $150,000 were acquired as part of the acquisition of Media & Technology Solutions, Inc on May 24, 2010 and a further $499 for the purchase in the period of a premium domain name and web-site and no impairment of the assets as acquired was deemed necessary at June 30, 2010.

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Note 4 - Summary of Significant Accounting Policies – (continued)

f)    Impairment of long-lived assets and intangible assets – (continued)

These consisted of the following:

1. A Letter of Intent with Hi Tops USA, LLC concerning the granting of the exclusive rights to develop the ‘HI TOPS’ brand in China.

2. A binding Joint Venture Outline with Sportstainment Live, LLC regarding the development and production of a Cowboy and Rodeo Lifestyle Show.

3. A binding Letter of Intent with Samantha’s Wildlife regarding the development and production of the TV show “Samantha’s Wildlife Show.”

4. An Agency Agreement with Premier Entertainment Services International Inc, a California Company concerning the exclusive rights to represent Premier Entertainment Services International in China.

5. A binding Letter of Intent with International Mothers Hall of Fame LLC., regarding the development and operation of the business of The International Mothers Hall of Fame and related matters.

6. A binding Letter of Intent with My Family TV, LLC regarding the broadcast of “Samantha’s Outdoor Adventures”.

7. The purchase of the premium domain and website ’www.ewordgreen.com’

g)   Taxation
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

h)    Basic and Diluted Net Earnings (Loss) Per Share
The Company computes net loss per share in accordance with FASB ASC 205-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

i)    Comprehensive Income
The Company utilizes FASB ASC 220-10, "Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and December 31, 2010, the Company reported a comprehensive income of $1,113 that represents comprehensive income is the foreign currency translation adjustments.

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Note 4 - Summary of Significant Accounting Policies – (continued)

j)    Fair value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, trade, bills and other receivables, amount due from/to related parties and trade and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is the management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

k)    Business combination
The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB ASC 805-10 “Business Combinations”.  This method requires that the acquisition cost to be allocated to the assets, including separate identifiable intangible assets, and liabilities the Company acquired based on their estimated fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports as well as its experience with similar assets and liabilities in similar industries. If different judgment or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially affected.

l)    Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash.   The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

m)   Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

Note 5 –Acquisition of Media and Technology Solutions, Inc.

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc, (“Media and Technology”).

Media and Technology holds a number of contracts, rights and agreements entered into directly or acquired under other agreements including:
(i)
The International Mothers Hall of Fame: Mothers Hall of Fame sells tributes to mothers in the form of certificates of recognition and enrollment in the International Mothers Hall of Fame and was recently re-launched with a direct response TV ad campaign and online sales. Media and Technology exclusively manages this property under a revenue share agreement with the owner of the property.

(ii)	The exclusive rights to develop and license the Hi Tops sport bar brand in China.

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Note 5 –Acquisition of Media and Technology Solutions, Inc. – (continued)

(iii)	The exclusive agent of Premier Entertainment Services International, Inc for China.

(iv)
TV broadcast agreements and joint venture development agreements for various TV properties including Samantha’s Outdoor Show with TV personality Samantha Virk and a Cowboy Lifestyle Show with Sportstainment Live, LLC.

On the date of acquisition Media and Technology did not have any fixed assets and carried a Convertible Promissory Note payable to its principal shareholder, Blue Atelier Inc. of $150,000. The consideration for the purchase of Media and Technology is 10,000,000 shares of E World Common Stock. Blue Atelier Inc., the principle shareholder of Media and Technology is the largest shareholder in E World, holding 25,000,000 shares of the 33,252,480 shares outstanding at the date of the acquisition.

Note 6 - Stockholders Deficit

On June 2, 2010 the Company issued 10,000,000 shares of common stock with no par value related to a purchase agreement to acquire 100% of Media and Technology Solutions, Inc, (“Media and Technology”).  The Company recorded a pre acquisition loss of Media & Technology of $16,543 with this acquisition.

Note 7 – Subsequent Events

On July 30, 2010, the Company issued 10,000 shares of common stock with no par value to two individuals.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

RESULTS OF OPERATIONS

THREE MONTHS PERIOD ENDED JUNE 30, 2010 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2009

Revenues for the three month period ended June 30, 2010 were $0, the same as for the three month period ended June 30, 2009 at $0.

Total operating expense for the three month period ended June 30, 2010 was reduced by $21,081 from $45,943 for the three months ended June 30, 2009 to $24,862 for the same period in 2010. The increase was due principally to reduction in professional fees.

Interest expense for the three months ended June 30, 2010 increased by $1,767 from $1,233 for the three months ended June 30, 2009 to $3,000 for the same period in 2010. The increase was due principally to an increase in interest bearing notes outstanding during the period.

Due to the factors described above, the Company's net loss decreased by $19,314 from net loss of $47,176 for the three months ended June 30, 2009 to a net loss of $27,862 for the same period in 2010.

SIX MONTHS PERIOD ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS PERIOD ENDED JUNE 30, 2009

Revenues for the six months ended June 30, 2010 June 30, 2010 were $0, the same as for the six months ended June 30, 2009 at $0.

General and administrative expenses for the six months ended June 30, 2010 decreased by $43,101 from $79,863 for the six months ended June 30, 2009 to $36,762 for the same period in 2010. The decrease was due principally to a reduction in professional fees and the costs associated with the wind-down of activities in 2009.

Interest expense for the six months ended June 30, 2010 increased by $1,323 from $1,677 for the six months ended June 30, 2009 to $3,000 for the same period in 2010. The increase was due principally to the increase in interest bearing notes outstanding during the period.

Due to the factors described above, the Company's net loss decreased by $41,778 from net loss of $81,540 for the six months ended June 30, 2009 to a net loss of $39,762 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $39,762 and negative cash flows from operations of $23,359 for the six months ended June 30, 2010 and had a working capital deficiency of $326,172 and an accumulated deficit of $4,360,878 and a $27,862 accumulated deficit during development stage at June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $1,024 on June 30, 2010 compared to $77 as of December 31, 2009.

During the six months ended June 30, 2010, net cash generated by operating activities totaled $23,359 compared to net cash used by operating activities of $63,897 for the comparable six month period in 2009. Net cash used in investing activities for the six months ended June 30, 2010 totaled $449 compared to $0 for the comparable six month period in 2009. Net cash provided by financing activities for the six months ended June 30, 2010 totaled $24,755 compared to $115,000 for the comparable six month period in 2009.

The above cash flow activities yielded a net cash increase of $947 during the six months ended June 30, 2010 compared to a decrease of $3,631 during the comparable prior year period

GOING CONCERN

The condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue and our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations. The condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") /Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2010. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended  June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None, for the six month period ending June 30, 2010

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered or any other sale of equity securities by us during the six month period ended June 30, 2010. During the six months ended June 30, 2010, the company issued 10,000,000 shares of E World Common Stock as consideration for the acquisition of Media and Technology Solutions, Inc.

Item 3. Defaults Upon Senior Securities
None, for the six month period ended June 30, 2010

Item 4. Submission of Matters to a Vote of Security Holders
None, for the six month period ending June 30, 2010

Item 5. Other Information
None

Item 6. Exhibits

E World Interactive, Inc. includes by reference the following exhibits:

3.1	ARTICLES OF INCORPORATION, EXHIBIT 3.1 FILED WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2, AS AMENDED; FILED WITH THE SECURITIES AND EXCHANGE COMMISION OF
DECEMBER 27, 2005

3.2	AMENDMENT TO ARTICLES OF INCORPORATION, EXHIBIT 3,2 FILED WITH THE REGISTRANTS REGISTRATION STATEMENT OF FORM SB-2, AS AMENDED; FILED WITH THE SECUTITIES AND EXCHANGE
COMMISSION ON DECEMBER 27, 2005

3.3	AMENDMENT TO ARTICLES OF INCORPORATE, EXHIBIT 3.3 FILED WITH THE REGISTRANTS REGISTRATION STATEMENT OF FORM SB-2, AS AMENDED; FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION ON DECEMBER 27, 2005

3.4	BYLAWS, FILED AS EXHIBIT 3.4 WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2, AS AMENDED; FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 27, 2005

3.5	AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM 8-A; FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION ON DECEMBER 14, 2006

3.6	AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISGTRATION STATEMENT

E World Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: August 16, 2010	By: /s/ Gerry Shirren, President

Gerry Shirren, President
Principal Executive Officer
Principal Accounting Officer