Form 10-K/A
period 2009-12-01
Eworld Interactive, Inc.
filed 2010-09-23
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No.000-52438

EWORLD INTERACTIVE, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2580 Anthem Village Drive,
Henderson, Nevada 89052
(Address of Principal Executive Offices)

702 588 5971
(Issuer’s telephone number)

1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200042
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

Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes X  No ___

Revenues for year ended December 31, 2009:   $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009, computed by reference to the bid/ask price of $.001 at December 31, 2009 is $1,496,362.

Number of shares of our common stock outstanding as of December 31, 2009 is: 33,252,480

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009:  33,252,480
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

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, under which Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and  Blue Atelier  provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock.. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

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

The Company’s temporary offices were at 1147 Kang Ding Road, Room 208, Block D, Shanghai, China 200042; comprised of facilities for administrative offices. The facilities were provided as needed cost free by our President. We believe that the foregoing facilities are sufficient for our current operational needs. The company relocated its head office to 2580 Anthem Village Drive, Henderson, NV 89052 in June of 2010.

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

The company executed a 40/1 reverse split following the approval of a majority of the shareholders with the holders of over 56% of the shares eligible to vote supporting the Board’s decision for the reverse split.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2009, there were approximately 72 shareholders of record and an undetermined number of holders in street name and the Company’s common stock is traded on the Over the Counter Bulletin Board, trading symbol “EWRL”

 .

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eworld Interactive, Inc. common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “EWRL.OB”. The first available quotations on the Over-The-Counter Bulletin Board appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

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
	0

Eworld Interactive, Inc.

Equity Compensation Plan Information

The following table provides information as of March 31, 2009 regarding compensation plans under which our equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.00	0
Equity compensation plans	0	$0.00	1,910,000
not approved by shareholders

Total	0	$0.00	1,910,000

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

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. under which Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000. Blue Atelier provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest to E World Common Stock in the aggregate of $501,283 to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

EWRL Company expects to seek to acquire a new operating entity that may have a different business scope.

It may be that any acquisition of a business venture that the Company  makes  would be by conducting a reorganization involving the issuance of the Company ’ s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.

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

For the year ending December 31, 2008; primary contributors to the net loss of $2,570,629 included professional fees of $592,723; general and administrative expenses of $740,224; salaries and benefits of $473,847; office expenses of $315,364; expenses related to the impairment of intangible assets and license fees of $1,108,903; and, loan fees totaling $53,820. Interest expense for 2008 was $419,099

For the year ending December 31, 2009; primary contributors to the net profit of $2,652,618 included professional fees of $134,185; general and administrative expenses of $-73,934; provision for bad debts of $101,337; and loan fees totaling $92,253. Interest expense for 2009 was $134,780 and a gain  of $3,041,239 resulting from the conversion of loans notes and accumulated interest.

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

Results for the year ending December 31, 2009:

Selected Financial Information
	Year Ended
	December 31,
	2008	2009

Statement of Operations Data:
Sales	$1,731,310	$0
Operating Loss	(3,320,794)	(253,841)
Net loss	(2,570,629)	2,652,618
Net (loss)/Profit per share	$(0.04)	$0.24

Balance Sheet Data:
Total assets	$3,798	$77
Total liabilities	2,636,730	119,495
Stockholders’ equity (deficit)	$(2,632,932)	$(119,419)

Results of Operations
	Year Ended
	December 31,
	2008	2009

Sales	$1,731,310	$0
Cost of Sales	(1,767,223)	0
Operating expenses	3,284,881	253,841
Net (loss)/profit	(2,570,629)	2,652,619

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

Shanghai Perfect CPA Partnership

Shanghai Perfect C.P.A Partnership

Certified Public Accountants

Shanghai City, China

10 April, 2010

1

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

Assets

Current assets
Cash	$77	$3,798
Total current assets
	$77	$3,798

Liabilities and Stockholders Equity/(Deficit)

Current Liabilities
Accounts and other payables	97,905	398,545
Due to shareholders	21,590	15,000
Convertible notes	-	2,226,185

Total current liabilities	119,495	2,636,730

Stockholders' equity / (deficit):
Preferred stock, no par value, 5,000,000 shares authorized
and no shares issued or outstanding	-	-

Common stock, no par value, 150,000,000 shares suthorized
and 33,252,480 and 59,214,516 shares issued and outstanding
at December 31, 2009 and December 31, 2008, respectively	4,214,130	3,895,402

Unissued shares no par value; 1,000,000 shares	-	382,500

Comjprehensive income	(1,113)	74,220

Accumulated deficit	(4,332,436)	(6,985,054)

	(119,419)	(2,632,932)

	$77	$3,798

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Sales	$-	$1,731,310
Cost of sales	-	(1,767,223)
Gross (loss)/profit	-	(35,913)

Bad debts	101.337	-
Professional fees	134,185	592,723
Salaries and benefits	-	473,847
Depreciation and amortization	-	53,820
General and administrative expenses	(73,934	740,224
Loan fees	92,253	315,364
Impairment of license fee and intangible assets	-	1,108,903

Total operating expense	253,841	3,284,881

Operating loss	(253,841	(3,320,794)

Other (expense)/income
Interest expense	(134,780	(419,099)
Gain on debt and interest conversion	3,041,239
Gain on sale of Eworld China	-	289,310
Gain on sale of Mojo Group	-	879,954
Total other income (expense)	(2,906,459)	750,165

Net Profit / (loss)	2,652,618	(2,570,629)

Net profit / (loss) per share	$0.24	$(0.04)

Net profit / (loss) per share fully diluted	$0.24	$(0.02)

Weighted average shares outstanding	11,136,959	58,305,425

Weighted average shares outstanding fully diluted	11,136,959	150,000,000

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2009 and 2008

	Common Stock	Common Stock	Unissued Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2008	51,789,551	$2,974,962	1,000,000	$382,500	$30,971	$(4,414,425)	$(1,025,992)

Convertible notes and short term borrowings	-	-	3,335,775	315,364	-	315,364	315,364
Common stock issuance to officers and consultants	-	-	4,090,000	531,700	-	531,700	531,700
Beneficial conversion of convertible notes	-	174,126	-	-	-	-	174,126
Issuance of previous unissued stocks	7,424,965	847,064	(7,425,775)	(847,064)	-	-	-
Cancellation of 4,030,000 treasury shares returned by Mojo Group	-	(100,750)	-	-	-	-	(100,750)
Exchange difference	-	-	-	-	43,249	-	43,249
Balance at Dec 31, 2008	59,214,516	$3,895,402	1,000,000	$382,500	$74,220	$(6,985,054)	$(2,632,932)

Balance at January 1, 2009	59,214,516	$3,895,402	1,000,000	$382,500	$74,220	$(6,985,054)	$(2,632,932)
Stock cancelled	(4,030,000)	-	-	-	-	-	-
40/1 Reverse share split	(53,804,866)	-	-	-	-	-	-
Common stock issuance for acquisition of Mojo Mediaworks, no par value	-	-	-	-	-	-	-
Cancellation of Un-Issued Stock	-	-	-	(38,250)	-	-	(38,250)
Issuance of Convertible Notes	-	-	-	-	-	-	-
Common stocks issued for cash	25,000,000	250,000	-	-	-	-	250,000
Conversion of convertible notes	6,872,830	68,728	-	-	-	-	68,728
Comprehensive Income &
Exchange difference	-	-	-	-	(75,333)	-	(75,333)
Net loss, year ended Dec 31, 2009	-	-	-	-	-	(2,652,618)	(2,652,618)
Balance at Dec 31, 2009	33,252,480	$4,214,130	1,000,000	$-	$(1,113)	$(4,332,436)	$(119,419)

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$2,652,618	$(2,570,629)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Mojo Group	-	(879,954)
Gain on sale of Eworld China	-	(289,310)
Impairment of intangible assets and license fee	-	1,108,903
Depreciation and amortization	-	105,680
Other – Comprehensive income and Unissued stock	(457,833)	-
Loan fees settled with Company stock	-	315,364
Liabilities settled with Company stock	-	531,700
Accretion of interest and beneficial conversion	(2,226,185)	174,126
Changes in operating assets and liabilities:
Prepaid assets	-	53,934
Prepaid assets with related party	-	50,323
Accounts and other payables	(297,640)	126,707
Due to shareholders	6,590	(375,333)
Deferred revenue	-	-
Cash used in operating activities	(322,449)	(1,688,489)

Cash flows from investing activities:
Purchase of fixed assets	-	(6,535)
Cash used in investing activities	-	(6,535)

Cash flows from financings activities:
Sale of assets in Eworld China	-	400,000
Issuance of common stock for cash	250,000	-
Stock issued for conversion of notes	68,728	-
Convertible notes issued	-	1,056,185
Loan fees	-	-
Cash provided by financing activities	318,728	1,456,185

Effects of exchange rate changes	-	43,249

Increase (Decrease) in Cash	(3,721)	(195,590)
Cash, beginning of period	3,798	199,388
Cash, end of period	$77	$3,798
Supplemental disclosure of cash flow information:
Cash paid for interest	-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of convertible notes	$2,226,185	$-
Warrants issued with convertible notes	$-	$-
Unissued stock for loan fee	$-	$-
Liabilities settled with Company stock	$501,283	$531,700
Loan fees settled with Company stock	$-	$315,364

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

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and  Blue Atelier  provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock..

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

g) Property, equipment and software

The company has no fixed assets.

h)	Deferred revenue and prepaid production costs

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

k)	Revenue Recognition (continued)

Media Production Consulting Services (continued)

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

u)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after September 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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

u)	Recent Accounting Pronouncements (continued)

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

Note 7 - Accounts Payable and Accrued Liabilities

	December 31, 2009	December 31, 2008
Accounts payable	$-	$2,255
Professional fees payable	97,905	116,734
Accrued interests	-	276,556
Other accrued expenses	-	______
	$97,905	$395,545

Note 8 – Short-term borrowings

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and  Blue Atelier  provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

On September 26, 2006, Eworld China entered into an agreement with Mr. Laurence Lee, the shareholder of Eworld China, to borrow a total amount of $220,000 (“borrowed amount”) which is unsecured and non-interest bearing and is repayable on demand. The borrowed amount was in fact provided by Crown Ocean International Ltd. (“Crown Ocean” ) to Mr. Laurence Lee through a separate agreement. The terms of the agreement only allows Mr. Laurence Lee to lend the borrowed amount to Eworld China which is non-interest bearing and is repayable within 15 working days after the payments were received from Eworld China. In addition, Mr. Laurence Lee pledged his equity interest in Eworld China as a security in which his liability to Crown Ocean shall not exceed the net value of his equity interest in Eworld China. As at December 31, 2007, Mr. Laurence Lee holds 80% of the equity interest in Eworld China. The related short-term borrowings were repaid during 2008 and there was not further borrowings noted.

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

PRC Income Tax

The Company's subsidiaries and VIE subsidiaries in the PRC are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises and the Enterprise Income Tax Law (collectively the “PRC Income Tax Laws”), respectively. Pursuant to the PRC Income Tax Laws, the Group’s subsidiaries and VIE subsidiaries in the PRC are generally subject to EIT at a statutory rate of 25%. No PRC income tax has been provided as the Company’s subsidiary in the PRC recorded and  no cumulative net operating profits for the year ended December 31, 2009 (2008: $108,913). After the Company disposed Eworld China and Mojo Media Group in August 2008, the related accumulated losses in these disposed companies are no longer allow to utilize in offsetting against future taxable income.

We have tax loss carry forward for United States tax purposes of approximately $  (2008: $4,164,357). The loss carry-forwards expire in the years 2021-2022. There are no significant book-tax return differences in reporting of items for the years ended December 31, 2008 and 2009. There are no State income taxes for the years ended December 31, 2008 and 2009.

PRC Income Tax (continued)

The components of the net deferred tax asset at December 31, 2009 and 2008 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below (excluding the accumulative losses for Eworld China and Mojo Media Group which no longer able to be utilized for offsetting future taxable income after disposal):

	December 31, 2009	December 31, 2008
Cumulative Combined Net Operating Losses	$-	$4,596,791
Effective Tax Rate	-	28.00%
Deferred Tax Asset	$-	$1,287,101
Valuation Allowance	$-	$(1,287,101)
Net Deferred Tax Asset	-	-

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

Note 11 - Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2009 and 2008:

	2009	2008
Closing balances as at December 31,
Prepaid assets with related parties	$-	$-
Due to shareholders	15,000	15,000
Short term borrowings	-	-

Transaction for the year:
Consulting fees	$-	$60,100
Rental expenses for occupancy by management	-	16,941

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

On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities (“Equity Interest”) of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the “Mojo Group”) for a total consideration of $411,967 and 4,030,000 common shares of EWRL currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an “earn out” basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWRL which is directly or indirectly held by Mojo management have been surrendered to us.

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

At December 31, 2009, we have no warrants outstanding.

Grant Date	Number of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.8	December 31, 2008
February 14, 2007	1,000,000	$0.8	February 14, 2008
April 30, 2007	866,670	$0.8	December 31, 2008
	2,836,670
Less: expired warrants	(2,836,670)
	-

Note 14 – Operating lease commitments:

The Company has operating lease agreements at December 31, 2009.

Note 15 - Capital commitments:

The Company had no capital commitments as of December 31, 2009.

Note 16 – Subsequent Events

1)
Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000.

2)
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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

ITEM 9A.                      CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision  of Chief Financial Officer, Gerry Shirren. Based upon that evaluation,Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were limited in there effect.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Such disclosure controls and procedures are limited in their effect by the limitation of the numbers of staff available to allow for the desirable level of division of responsibilities and oversight of the controls and procedures.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. The effectiveness of these safeguards, procedures and controls are limited in their effectiveness by the limitation of division of responsibility and oversight in these procedures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were limited in their effectivness as of December 31, 2009.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
ACT

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

Name	Age	Position	Tenure

Guy Peckham	46	President, CEO, Secretary and Director	December 2006 to APril 08, 2010

Gerry Shirren	51	CFO and Director	October 2009 to present

Harold Rothstein	48	Director	October 2009 to present.

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

Mr. Peckham resigned from the Board of Directors on April 08th, 2010.

Mr. Shirren, age 51, has held senior positions in media and entertainment companies for over 20 years, including production and distribution companies based in Europe and the US specializing in family programming. He has been extensively involved in international co-production, financing including many multi-territory co-productions between Europe and Asia.  From 1997 to 2005, Mr. Shirren was Joint-Managing Director of TerraGlyph Productions and TerraGlyph Rights Limited, an animation production and distribution studio based in Dublin, Ireland and from 2005 to May 2008, as Joint Managing Director of Digital Animation Media Limited, an animation production and animation software tools company servicing the animation industry. Most recently, since October 2007 until May 2009, he was Consultant CFO working with Valcom Inc, (OTCBB: VLCO) and during this time, the company successfully reorganized in Chapter 11 bankruptcy, emerged from bankruptcy in September 2008 and acquired the TV network subsidiary, My Family TV (formerly Faith TV). Mr. Shirren is a Fellow of the Association of Chartered Certified Accountants (FCCA) having qualified as a Certified Account (ACCA) in 1988.

Mr. Rothstein, age 48, has many years of experience in the hospitality industry starting with the restaurants; Don Roth’s Blackhawk and Anne Morton’s Arnies in Chicago. Mr. Rothstein’s career took him to Dallas with the Roma Corporation. He later opened JP Eating Place in Chicago with Jorge Perez and also JP’s in the Tuscany Hotel in Chicago. His next project in June of 1991 was Hi Tops, the famous sports bar in Chicago and subsequently with Hi Tops opening in 2000 Phoenix Arizona and 2001 Pittsburgh, Pennsylvania. In July 2007, Mr. Rothstein partnered in the purchase of the Greek Isles Hotel and Casino in Las Vegas.

Other business ventures include Tequila Roadhouse, Chicago, Zella, Chicago, The Black Duck, Chicago, The W Hotel Lakeshore, Chicago, Satly’s , Seattle, Mie Shannon’s Steakhouse, St. Louis, Marriot at the Quorum, Addison, Yesterdays, Ft. Lauderdale and Café Pacific in Dallas. Mr. Rothstein is also a consultant to the Office of Commissioner of Major League baseball, Bud Selig and on the Advisory Board of the Mayor’s office in Pittsburgh, PA.

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

ITEM 11.                      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Guy Peckham	2009	45,000	0	0	0	0	0	0	45,000
President and CEO (Resigned April 2010)	2008	60,000	0	0	0	0	0	0	60,000

Gerry Shirren	2009	15,000	0	0	0	0	0	0	15,000

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

On March 18, 2008, we authorized the issuance of 4,090,000 shares to the Company’s officers.

Employment Agreements

As of the year ended December 31, 2008, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Peckham is accepting compensation at a rate of $60,000 per year, based on the Company’s ability to pay.

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

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Guy Peckham	96,286	0	0.002%
President and Director

Officers and Directors as a Group	96.,286	0	0.002%
Total Shares Issued and Outstanding	33,252,480

Owners of 5% or More

Blue Atelier	25,000,000	0	75.18%

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

Related Transactions

On July 31, 2008, we entered into a Term Sheet agreement with Blue Atelier, Inc., a Nevada company, to purchase all the assets and liabilities (“Equity Interest”) of our subsidiary group, Mojo Media Works, Limited and its subsidiaries/Variable Interest Entity (together referred to as the “Mojo Group”) for a total consideration of $411,967 and 4,030,000 common shares of EWRL currently held by the Mojo management. The cash consideration of $411,967 shall be paid by Blue Atelier, Inc. on an “earn out” basis, which means the payment will be paid out from the profits generated by the Mojo Group in the future before any pay out of shareholder dividends and management bonuses. The 4,030,000 common shares of EWRL which is directly or indirectly held by Mojo management has been surrendered to us.

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

1 )
Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000.

2 )
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

3 )
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

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2008 and 2009:

	2008	2009
Closing balances as at December 31,
Prepaid assets with related parties	$-	$0
Due to shareholders	15,000	21,590
Short term borrowings	-

Transaction for the year:
Consulting fees	$60,100	$60,000
Rental expenses for occupancy by management	16,941	0

PART IV

ITEM 14.                      EXHIBITS AND REPORTS ON FORM 8-K

Eworld Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement
3.6
on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .

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

EWORLD INTERACTIVE, INC

Date: September 15, 2010	By: /s/ Gerry Shirren
Gerry Shirren
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s) Date

/s/ Gerry Shirren	Secretary and Director	September 15, 2010
Gerry Shirren	(Secretary)

/s/ Gerry Shirren	Principal Financial and Accounting Officer	September 15, 2010
Gerry Shirren	(Principal Financial and Accounting Officer)