Form 10-Q/A
period 2010-09-30
Eworld Interactive, Inc.
filed 2010-11-15
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER :	000-52438

E WORLD INTERACTIVE, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2580 Anthem Village Drive Henderson, Nevada, 89052

(Address of principal executive offices)

702 588 5971

(Issuer's telephone number)

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

Part 1 Financial Information
 E World Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,024	$77

Total current assets	$1,024	$77

Intangible assets	150,449	-

Total Assets	$151,473	$77

Liabilities and Stockholders' Deficit
Current liabilities
Accounts and other payables	$125,851	$97,905
Due to shareholders/related parties	51,345	21,590
Convertible notes- Related Party	150,000	-
Total current liabilities	327,196	119,495
Total Liabilities	327,196	119,495

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized, 0 outstanding at June 30, 2010 and December 31, 2009
	-	-
Common stock, no par value, 150,000,000 shares authorized, 43,252,480 and 33,252,480 shares outstanding as of June 30, 2010 and December 31, 2009, respectively

	4,197,587	4,214,130
Comprehensive income	(1,113)	(1,113)
Accumulated deficit	(4,344,335)	(4,332,435)
Accumulated deficit during development stage	(27,862)	-
Total Shareholders' Deficit	(175,723)	(119,418)

Total Liabilities and Shareholders' Deficit	$151,473	$77

1

 E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
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

2

 E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholder's Deficit
(Unaudited)

	Common Stock		Unissued Stock		Comprehensive	Accumulated	Accumulated Deficit during
	Shares	Amount	Amount	Shares	Income	Deficit	Development Stage	Total
Balance at January 1, 2008	59,214,516	3,895,402	1,000,000	382,500	74,220	(6,985,054)	-	(2,632,932)
Stock Cancelled	(4,030,000)	-	-	-	-	-	-	-
40/1 Reverse Share Split	(53,804,866)	-	-					-
Cancellation of Un-Issued Stock		-	(1,000,000)	(382,500)	-	-	-	(382,500)
Common stocks issued for cash	25,000,000	250,000	-	-	-	-	-	250,000
Conversion of convertible note	6,872,830	68,728	-	-	-	-	-	68,728
Comprehensive Income & Exchange difference	-	-	-	-	(75,333)	-	-	(75,333)
Net Income	-	-	-	-	-	2,652,618	-	2,652,618
Balance at Dec. 31, 2009	33,252,480	4,214,130	-	-	(1,113)	(4,332,436)	-	(119,419)

Common stock issuance for acquisition	10,000,000	(16,543)	-	-	-		-	(16,543)
Net Loss	-	-	-	-	-	(11,900)	(27,862)	(39,762)
Balance at June 30, 2010	$43,252,480	$4,197,587	$-	$-	$(1,113)	$(4,344,335)	$(27,862)	$(175,723)

3

 E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months period ended June 30,		From April 1, 2010 to
			June 30,
	2010	2009	2010

Operating Activities
Cash flows from operating activities
Net Profit/(Loss)	$(39,762)	$(81,540)	$(27,862)
Changes in operating assets and liabilities
Prepaid assets	-	(29,800)	-
Accounts and other payables	32,946	47,443	11,945
Cash used in operating activities	(6,816)	(63,897)	(15,917)

Investing Activities
Cash flows from investing activities
Purchase of Intangible Assets	(449)	-	(449)
Cash used in investing activities	(449)	-	(449)

Financing Activities
Cash flows from financings activities
Short-term borrowings	-	115,000	-
Deficit from acquisition	(16,543)	-	(16,543)
Advances due to shareholders	24,755	20,600	33,856
Cash Provided by Financing Activities	8,212	135,600	17,313

Effects of exchange rate changes	-	(75,334)	-

Increase (decrease) in cash	947	(3,631)	947

Cash, Beginning of Period	77	3,798	77

Cash, end of period	$1,024	$167	$1,024

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Convertible notes issued to purchase intangible asset	$150,000	$-	$150,000

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

 Note 2 - Restatement: Pre-acquisition Deficit at Media and Technology Solutions, Inc.

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc, (“Media and Technology”). Media and Technology incurred losses of $17,543 from its inception to the date of acquisition by E World Interactive, Inc. and had a net shareholders fund deficit on acquisition of $16,543.

The Shareholders Deficit and the Consolidated Statements of Cash Flows, the Financial Statements have been restated so that the pre-acquisition shareholders fund deficit of Media & Technology Solutions, Inc. of $16,543 is reflected as a reduction in the value of ‘Common Stock’ rather than ‘Accumulated Deficit’. This restatement had no effect on per share earnings.

Shareholders Funds at 30-June -2010	June 30,	June 30,
	2010	2010	Difference
	(Unaudited)	(Unaudited)
	(Restated)	(Prior Reported)
Common Stock, no par value, 150,000,000 shares authorized, 43,252,480 and 33,252,480 shares outstanding as of June 30, 2010 and December 31, 2009 respectively	4,197,587	4,214,130	(16,543)
Comprehensive income	(1,113)	(1,113)	-
Accumulated deficit	(4,344,335)	(4,360,878)	16,543
Accumulated deficit during development stage	(27,862)	(27,862)	-
Total Shareholders' Deficit	(175,723)	(175,723)	-

Note 3 – Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue and has incurred an accumulated deficit of $4,344,335 and a $27,862 accumulated deficit

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

during development stage.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

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

Note 5 - Summary of Significant Accounting Policies

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
3. A binding Letter of Intent with Samantha’s Wildlife regarding the development and production of the TV show “Samantha’s Wildlife Show”
4. An Agency Agreement with Premier Entertainment Services International Inc, a
California Company concerning the exclusive rights to represent Premier
Entertainment Services International in China.
5. A binding Letter of Intent with International Mothers Hall of Fame LLC regarding the development and operation of the business of The International
Mothers Hall of Fame and related matters.
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

u)   Recent Accounting Pronouncements

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

Note 6 Acquisition of Media and Technology Solutions, Inc.

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc, (“Media and Technology”)

EWorld, Interactive Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
 (Unaudited)

Media and Technology holds a number of contracts, rights and agreements entered into directly or acquired under other agreements including
(i)
The International Mothers Hall of Fame: Mothers Hall of Fame sells tributes to mothers in the form of certificates of recognition and enrolment in the International Mothers Hall of Fame and was recently re-launched with a direct response TV ad campaign and online sales. Media and Technology exclusively manages this property under a revenue share agreement with the owner of the property.

(ii)	The exclusive rights to develop and license the Hi Tops sport bar brand in China
(iii)	The exclusive agent of Premier Entertainment Services International, Inc for China
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

Media and Technology has an accumulated loss of $17,543 and shareholder’s fund deficit of $16,543 at the date of acquisition by E World.

Note 7 Stockholders Deficit

The Company has incurred an accumulated deficit of $4,344,335 of which $39,672 was in the 6 months to June 30, 2010.  These interim consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $39,762 and negative cash flows from operations of $23,359 for the six months ended June 30, 2010 and had a working capital deficiency of $326,172 and an accumulated deficit of $4,344,335 and a $27,862 accumulated deficit during development stage at June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $1,024 on June 30, 2010 compared to $77 as of December 31, 2009.

During the six months ended June 30, 2010, net cash generated by operating activities totaled $23,359 compared to net cash used by operating activities of $63,897 for the comparable six month period in 2009. Net cash used in investing activities for the six months ended June 30, 2010 totaled $449 compared to $0 for the comparable six month period in 2009. Net cash provided by financing activities for the six months ended June 30, 2010 totaled $24,755 compared to $135,600 for the comparable six month period in 2009.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

None, for the six month period ending June 30, 2010

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no registered or any other sale of equity securities by us during the six month period ended June 30, 2010. During the six months ended June 30, 2010, the company issued 10,000,000 shares of E World Common Stock as consideration for the acquisition of Media and Technology Solutions, Inc.

Item 3. Defaults upon Senior Securities

None, for the six month period ending June 30, 2010

Item 4. Submission of matters to a Vote of Security Holders

None, for the six month period ending June 30, 2010

Item 5. Other Information

None.1

Item 6. Exhibits 2

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

E World Interactive, Inc.

Date: September 30, 2010	By: /s/ Gerry Shirren, President

Gerry Shirren, President
Principal Executive Officer
Principal Accounting Officer