Form 10-Q
period 2010-09-30
Eworld Interactive, Inc.
filed 2010-11-22
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2010: 43,262,480 shares of common stock

Part 1 Financial Information

Item 1 Financial Statements

EWorld Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$8,022	$77

Total current assets	8,022	77

Intangible assets	125,449	-

Total Assets	$133,471	$77

Liabilities and Stockholders' Deficit
Current liabilities
Accounts and other payables	$126,749	$97,905
Due to shareholders/related parties	111,845	21,590
Convertible note - related party	150,000	-
Total current liabilities	388,594	119,495
Total Liabilities	388,594	119,495

Stockholders' Deficit
Preferred stock, no par value, 5,000,000 shares authorized,
0 outstanding at September 30, 2010 and December 31, 2009	-	-

Common stock, no par value, 150,000,000n shares authorized,
43,262,480 and 33,252,480 shares outstanding at September 30, 2010
and December 31, 2009, respectively	4,197,738	4,214,130
Comprehensive loss	(1,113)	(1,113)
Accumulated deficit	(4,344,336)	(4,332,435)
Accumulated deficit during development stage	(107,412)	-
Total Shareholders' Deficit	(255,123)	(119,418)

Total Liabilities and Shareholders' Deficit	$133,471	$77

The accompanying notes are an integral part of these consolidated financial statements.

2

EWorld Interactive, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,		From April 01, 2010 to September 30, 2010

	2010	2009	2010	2009
Expenses
Bad debts	-	101,337	-	101,337	-
Bank service charges	268	-	289	-	289
Office rental	450	-	975	-	975
Professional fees	50,682	33,190	86,898	96,133	74,998
Loan fees	-	-	-	92,253	-
Impairment of intangible assets	25,000	-	25,000	-	25,000
Office and miscellaneous expense	150	-	150	(75,334)	150
Total operating expense	$76,550	$134,527	$113,312	$214,389	$101,412
Other income (expense)
Gain on conversion of loan notes	-	3,041,239	-	3,041,239	-
Interest expense	(3,000)	(133,103)	(6,000)	(134,780)	(6,000)
Net income (loss)	$(79,550)	$2,773,609	$(119,312)	$2,692,070	$(107,412)

Net income (loss) per share	(0.00)	0.33	(0.00)	0.32

Weighted average number of common shares outstanding-basic	43,257,480	8,380,083	37,995,127	8,380,083

The accompanying notes are an integral part of these consolidated financial statements.

3

E World Interactive, Inc
(A Development Stage Company)
Consolidated Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Unissued Stock				Accumulated Deficit during
	Shares	Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Development Stage	Total
Balance at January 1, 2008	59,214,516	$3,895,402	1,000,000	$382,500	$74,220	$(6,985,054)	-	$(2,632,932)
Stock cancelled	(4,030,000)	-	-	-	-	-	-	-
40/1 reverse share split	(53,804,866)	-	-	-	-	-	-	-
Cancellation of un-issued stock		-	(1,000,000)	(382,500)	-	-	-	(382,500)
Common stock issued for cash	25,000,000	250,000	-	-	-	-	-	250,000
Conversion of convertible note	6,872,830	68,728	-	-	-	-	-	68,728
Comprehensive income & exchange difference	-	-	-	-	(75,333)	-	-	(75,333)
Net income	-	-	-	-	-	2,652,618	-	2,652,618
Balance at December 31, 2009	33,252,480	$4,214,130	-	-	$(1,113)	$(4,332,436)	$-	$(119,419)

Common stock issuance for acquisition	10,000,000	(16,543)	-	-	-		-	(16,543)
Common stock issued	10,000	150	-	-	-	-	-	150

Net loss	-	-	-	-	-	(11,900)	(107,412)	(119,312)
Balance at September 30, 2010	43,262,480	$4,197,738	-	-	$(1,113)	$(4,344,336)	$(107,412)	$(255,123)

EWorld Interactive, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Month Period Ended September 30,		From April 1, 2010 to
			September 30,
	2010	2009	2010

Operating Activities
Cash flows from operating activities
Net income (loss)	$(119,312)	$2,692,070	$(107,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of intangible asset	25,000	-	25,000
Comprehensive income	-	(75,334)	-
Reduction in unissued capital	-	(382,500)	-
Conversion of loan notes	-	(2,226,185)	-
Changes in operating assets and liabilities:
Accounts and other payables	28,844	(302,056)	26,044
Net cash used in operating activities	(65,468)	(294,005)	(56,368)

Investing Activities
Cash flows from investing activities
Other - pre-acquisition loss of Media & Technology Solution Inc.	(16,543)	-	(16,543)
Purchase of Intangible Assets	(449)	-	(449)
Net cash used in investing activities	(16,992)	-	(16,992)

Financing Activities
Cash flows from financing activities
Short-term borrowing	-	214,990	-
Stock issued	150	68,728	150
Advances from shareholders	90,255	6,600	81,155
Net cash provided by financing activities	90,405	290,318	81,305

Net Increase (decrease) in cash	7,945	(3,687)	7,945

Cash, Beginning of Period	77	3,798	77

Cash, end of period	$8,022	$111	$8,022

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash payments for interest	$-	$-	$-
Cash payments for taxes	$-	$-	$-
Conversion of convertible notes	$-	$2,226,185	$-
Liabilities settled with company stock	$-	$501,283	$-
Convertible notes issued to purchase intangible asset	$150,000	$-	$150,000

4

EWorld Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

The consolidated interim financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into a development stage accumulating a net loss of $107,412 from April 1, 2010 to September 30, 2010.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue during the periods presented and has incurred an accumulated deficit of $4,344,336 at September 30, 2010 and a $107,412 accumulated deficit during development stage period from April 1, 2010 to September 30, 2010.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Note 3 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined by management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc., a wholly owned subsidiary, holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The convertible note was issued in connection with the purchase of intangible assets. The note matures on March 31, 2011 with interest due at maturity and may be converted to E World common stock at a price to be agreed.

 The following is a list of related party balances of at September 30, 2010 and December 31, 2009:

	September 30, 2010	Dec 31, 2009
Due to shareholder/related parties	$111,845	$21,590
Convertible Note - Related Party	$150,000	$-

EWorld Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 4 - Summary of Significant Accounting Policies

a)    Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)    Basis of consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIEs’ have been eliminated upon consolidation. The Group applied FASB ASC 810-10, “Consolidation” for all periods presented. FASB ASC 810-10 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

c)   Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)   Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

f)    Impairment of long-lived assets and intangible assets
Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different. Intangible assets totalling $150,000 were acquired as part of the acquisition of Media & Technology Solutions, Inc. on May 24, 2010 and a further $449 for the purchase in the period of a premium domain name and web-site.

EWorld Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 4 - Summary of Significant Accounting Policies - (continued)

f)    Impairment of long-lived assets and intangible assets – (continued)

Intangible assets consist of the following:
1. A Letter of Intent with Hi Tops USA, LLC concerning the granting of the exclusive rights to develop the ‘HI TOPS’ brand in China.
2. A binding Joint Venture Outline with Sportstainment Live, LLC regarding the development and production of a Cowboy and Rodeo Lifestyle Show.
3. A binding Letter of Intent with Samantha’s Wildlife regarding the development and production of the TV show “Samantha’s Wildlife Show”
4. An Agency Agreement with Premier Entertainment Services International Inc., a
    California Company concerning the exclusive rights to represent Premier
    Entertainment Services International in China.
5. A binding Letter of Intent with My Family TV, LLC regarding the broadcast of
                    “Samantha’s Outdoor Adventures”.
6. The purchase of the premium domain and website ’www.ewordgreen.com’

Mothers Hall of Fame was launched at the end of June 2010 and due to disappointing results and a failure to generate revenues, a 100% impairment of the $25,000 value attached to these rights when acquired was deemed necessary at September 30, 2010.

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

h)    Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with FASB ASC 205-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

i)    Comprehensive Income
The Company utilizes FASB ASC 220-10, "Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of September 30, 2010 and December 31, 2010, a balance of $1,113 was reported as comprehensive loss which represents foreign currency translation adjustments.

EWorld Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 - Summary of Significant Accounting Policies - (continued)

j)    Fair value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash, due to shareholders/related parties and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

k)    Business combination
The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB ASC 805-10 “Business Combinations.”  This method requires that the acquisition cost to be allocated to the assets, including separate identifiable intangible assets, and liabilities the Company acquired based on their estimated fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports as well as its experience with similar assets and liabilities in similar industries. If different judgment or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially affected.

l)    Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash.   The Company places its cash with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

m)   Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

EWorld Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 Acquisition of Media and Technology Solutions, Inc.

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc., (“Media and Technology”). Media and Technology holds a number of contracts, rights and agreements entered into directly or acquired under other agreements including:
(i)	The exclusive rights to develop and license the Hi Tops sport bar brand in China.
(ii)	The exclusive agent of Premier Entertainment Services International, Inc. for China.
(iii)
TV broadcast agreements and joint venture development agreements for various TV properties including Samantha’s Outdoor Show with TV personality Samantha Virk and a Cowboy Lifestyle Show with Sportstainment Live, LLC.

The International Mothers Hall of Fame: Mothers Hall of Fame sells tributes to mothers in the form of certificates of recognition and enrollment in the International Mothers Hall of Fame. It was launched at the end of June 2010 and due to disappointing results and a failure to generate revenues and the TV direct marketing campaign was discontinued and a 100% impairment of the value attached to these rights of $25,000 when acquired was deemed necessary at September 30, 2010.

On the date of acquisition Media and Technology did not have any fixed assets and carried a Convertible Promissory Note payable to its principal shareholder, Blue Atelier Inc. of $150,000. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World Common Stock. Blue Atelier Inc., the principle shareholder of Media and Technology is the largest shareholder in E World, holding 25,000,000 shares of the 33,252,480 shares outstanding at the date of the acquisition.

Media and Technology had an accumulated loss of $17,543 and shareholder’s fund deficit of $16,543 at the date of acquisition by E World.

Note 6 Stockholders Deficit

On June 2, 2010 the Company issued 10,000,000 shares of common stock with no par value related to a purchase agreement to acquire 100% of Media and Technology Solutions, Inc, (“Media and Technology”).  The Company recorded a pre-acquisition loss of Media & Technology of $16,543 with this acquisition.

On July 30, 2010, the Company issued 10,000 shares of common stock with no par value to executives of Mojo Digiworks Co. Ltd, a Korean company and on the date of issue the value of the shares issued was $150.

The Company has incurred an accumulated deficit of $4,344,336 of which $119,312 was incurred during the nine months ended September 30, 2010.  These interim consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This statement may include projections of future results and “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

E World Interactive, Inc. (OTC BB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 2580 Anthem Village Drive, Henderson, Nevada 89052. As of September 30, 2010, the Company has 43.26 million shares of its common stock outstanding from an authorized of 150 million shares with no Preferred Shares outstanding from an authorized of 5 million Preferred Shares. EWRL’s common stock is currently traded on the OTC Bulletin Board. EWRL underwent a change of control in October 2009 and a new board of directors and management team has been appointed to the group. The Company became a shell company in 2009 when all operations ceased and it emerged from shell status with the acquisition of Media and Technology Solutions, Inc. in May 24, 2010 as a first step in the implementation of a new business plan for the company.

PLAN OF OPERATION

E World Interactive Inc. (E World) has an integrated business model with four key areas of business, each closely connected with business operations in the US and China. The key area of E World business is planned to be green energy driven business, with a series of opportunities in energy real estate, solar and wind and energy storage projects, green energy low income housing developments and TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfilment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc.

E World operates in a low risk manner with limited financial exposure on its downside risk while maintaining major upside potential. E World’s key expertise from its Board members, its management and its associates gives it a major advantage to successfully exploit this ‘green energy’ business focus and it has a pipeline of opportunities, some of which have rights to proprietary technologies.

Green Energy Real Estate

E  World has the opportunity to acquire some real estate properties on very favourable terms with various partners and is developing plans for renewable energy developments with this real estate that offer a major long-term opportunity for the Company. These developments have unique advantages by reason of their location which makes then particularly attractive to the planned development which itself will be greatly enhanced by the ‘green energy’ focus in the design, build and operation of the development. From gaming opportunities to leisure, casino slots, major food franchises, gas station franchises, golf and beach facilities, the developments are located adjacent to major traffic arteries and offer huge potential future growth.

The real estate developments will be ‘ring fenced’ in a new corporations and structured to facilitate further investment for acquisition completion and development through the issue of Preferred Stock.  Investors will have a preferential position for the receipt of dividends from the earnings of this corporation while also offering the investors the opportunity to convert to E World common stock whenever they wish. E World will also have the opportunity to convert the Common Stock at a significant premium to the investment price. Preferred Stock investors will then have the security of preferential terms and simultaneously have the benefit of the potential growth of the E World common stock.

Low Cost Green Energy Housing

In 2008, the US Government Accounting Office produced a report on Progress in Promoting Green Building and efforts to reduce energy costs and to benefit tenants of low income housing developments. This included a series of recommendations on the promotion of green building, energy efficiency in the building design and appliances and to find ways to deal with the higher upfront costs of green energy investments.  E World has assembled a low cost housing solutions program that combines the cumulative effect of the various elements to maximize the potential of green energy efficiency and sustainable material usage for these housing projects. These include
(i)	Green energy building design
(ii)	Green building materials
(iii)	Solar or Wind on-site energy creation
(iv)	On-site energy storage and smart-grid interface
(v)	Green energy appliances with heating, cooling, lighting, water and kitchen appliances

The green energy housing design will lower utility bills, provide an improved comfort and increase the long-term project value of the housing development and comply with the latest and expected future energy codes.

The low cost housing solutions are adaptable to a number of uses including residential, vacation and recreational housing and cabins that will suit some of the planned E World real estate developments.

Renewable Energy, Storage and Related Business

Renewable energy creation and storage will be a key area of future business for E World. Combining major strategic partnerships with proprietary technology owners, E World is combining with partners as the exclusive agent for these technologies for our E World locations and exclusivity for some applications. The energy generation and storage partnerships will include the following

(i)
Proprietary energy storage systems. This is a lithium ion phoshate based re-chargeable battery system which is scalable and integrates with the grid for balancing of surplus and deficits of power needs.

(ii)	Proprietary electric vehicles. E World plans to be an agent for a full range of electric vehicles and the real estate developments will offer a range of opportunities for on-site use and marketing.
(iii)
Proprietary wind jet generation systems and power efficiency technologies. The wind solutions scale from 1 kilowatt mobile units suitable for motor homes to the 1.5 megawatt units, providing low impact wind units that are low maintenance and ideally suited to the locations that we have proposed for development.

(iv)	New basalt based and basalt fiber based processes and technologies, producing products with patented designs for large and small scale civil construction, transportation and housing projects.

Green Energy Media and the e World Store

E World has a long history and expertise in media, especially in TV projects and is developing a weekly TV show to showcase green energy developments, advise on the latest technologies, give cost saving advise and provide information on government incentives and rebates. E World also plans to be both a retailer and wholesaler of green energy products, inlcuding those that it will have propietary technology rights to for some applications and will seek to add a complete range of green energy products with direct, online and TV direct respose sales.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Revenues for the three month period ended September 30, 2010 were $0, the same as for the three month period ended September 30, 2009 at $0.

Total operating expense for the three month period ended September 30, 2010 was reduced by $57,977 from $134,527 for the three months ended September 30, 2009 to $76,550 for the same period in 2010. The decrease was primarily due to a reduction in bad debt expense.

Interest expense for the three months ended September 30, 2010 reduced by $130,103 from $133,103 for the three months ended September 30, 2009 to $3,000 for the same period in 2010. The decrease was due principally to a decrease in interest bearing notes outstanding during the period.

The Company has a gain of $3,041,239 from the conversion of loan notes in the three months ended September 30, 2009 compared to $Nil for the same period ended September 2010.

Due to the factors described above, the Company's net loss increased by $2,853,159 from net profit of $2,773,609 for the three months ended September 30, 2009 to a net loss of $79,550 for the same period in 2010.

NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009

Revenues for the nine months ended September 30, 2010 were $0, the same as for the nine months ended September 30, 2009 at $0.

Total operating expenses for the nine months ended September 30, 2010 decreased by $101,077 from $214,389 for the nine months ended September 30, 2009 to $113,312 for the same period in 2010. The decrease was due principally to a reduction in bad debt.

Interest expense for the nine months ended September 30, 2010 decreased by $128,780 from $134,780 for the nine months ended September 30, 2009 to $6,000 for the same period in 2010. The decrease was due principally to the increase in interest bearing notes outstanding during the period.

The Company has a gain of $3,041,239 from the conversion of loan notes in nine months ended September 30, 2009 compared to $Nil for the same period ended September 2010.

Due to the factors described above, the Company's net loss decreased by $2,811,382 from net profit of $2,692,070 for the nine months ended September 30, 2009 to a net loss of $119,312 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $119,312, negative cash flows from operations of $65,468 for the nine months ended September 30, 2010, had a working capital deficiency of $380,572, an accumulated deficit of $4,344,336 as of September 30, 2010 and had an $107,412 accumulated deficit during development stage for the period from April 1, 2010 to September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $8,022 on September 30, 2010 compared to $77 as of December 31, 2009.

During the nine months ended September 30, 2010, net cash used by operating activities totaled $65,468 compared to net cash used by operating activities of $294,005 for the comparable nine month period in 2009. Net cash used in investing activities for the nine months ended September 30, 2010 totaled $16,992 compared to $0 for the comparable nine month period in 2009. Net cash provided by financing activities for the nine months ended September 30, 2010 totaled $90,405 compared to $290,318 for the comparable nine month period in 2009.

The above cash flow activities yielded a net cash increase of $7,945 during the nine months ended September 30, 2010 compared to a decrease of $3,687 during the comparable prior year period.

GOING CONCERN

The consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue and our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") /Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2010. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures and plan to implement segregation of duties and to reduce the number of audit adjustments as soon as the Company has sufficient staff and financial resources to do this.

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2010. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

None, for the nine month period ending September 30, 2010

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no registered or any other sale of equity securities by us during the nine month period ended September 30, 2010. During the nine months ended September 30, 2010, the Company issued 10,000,000 shares of E World Common Stock as consideration for the acquisition of Media and Technology Solutions, Inc.

Item 3. Defaults upon Senior Securities

None, for the nine month period ending September 30, 2010

Item 4. Submission of matters to a Vote of Security Holders

None, for the nine month period ending September 30, 2010

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

    3.5      AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT
             ON FORM 8-A; FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 2006.

 3.6     AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT

E World Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: November 19 , 2010	By: /s/ Gerry Shirren, President

Gerry Shirren, President
Principal Executive Officer
Principal Accounting Officer