Form 10-K/A
period 2009-12-31
Eworld Interactive, Inc.
filed 2011-04-21
CIK 1343979

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2009, there were approximately 72 shareholders of record and an undetermined number of holders in street name and the Company’s common stock is traded on the Over the Counter Bulletin Board, trading symbol “EWRL”

ITEM 6

Not applicable.

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

Eworld Interactive, Inc.

Financial Condition and Results of Operations

Comparison of Results of Operations for the Year Ending December 31, 2009 and December 31, 2008

The Company reported a net loss $2,570,629 for the year ending December 31, 2008 versus a net profit of $2,632,618 including gains from the conversion of loans due and interest for the year ending December 31, 2009.

For the year ending December 31, 2008; primary contributors to the net loss of $2,570,629 included professional fees of $592,723; general and administrative expenses of $740,224; salaries and benefits of $473,847; office expenses of $315,364; expenses related to the impairment of intangible assets and license fees of $1,108,903; and, loan fees totaling $53,820. Interest expense for 2008 was $419,099

For the year ending December 31, 2009; primary contributors to the net profit of $2,632,618 included professional fees of $154,185; general and administrative expenses of $-73,934; provision for bad debts of $101,337; and loan fees totaling $92,253. Interest expense for 2009 was $134,780 and there was a gain of $3,041,239 resulting from the conversion of loans notes and accumulated interest.

Comparatively for the periods, net loss was significantly reduced in the year ended 2009 as compared to 2008 by recorded gains from the conversion of loans notes and interest of $3,041,239 and the reduction in operating costs from discontinued operations.

Note: Prior period comparisons of results are impacted by developing operations and termination of operations during the periods covered and the migration of the Company to shell company status.

Results for the year ending December 31, 2009:

Selected Financial Information
	Year Ended
	December 31,
	2008	2009

Statement of Operations Data:
Sales	$1,731,310	$0
Operating Loss	(3,320,794)	(273,841)
Net loss	(2,570,629)	2,632,618
Net (loss)/Profit per share	$(0.04)	$0.24

Balance Sheet Data:
Total assets	$3,798	$77
Total liabilities	2,636,730	139,495
Stockholders’ equity (deficit)	$(2,632,932)	$(139,419)

Results of Operations
	Year Ended
	December 31,
	2008	2009

Sales	$1,731,310	$0
Cost of Sales	(1,767,223)	0
Operating expenses	3,284,881	273,841
Net (loss)/profit	(2,570,629)	2,632,618

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

Reduction in cash for the period was $3,721.

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

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,352,436 to the year ended December 31, 2009. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2009

Eworld Interactive, Inc.
Financial Statements Table of Contents

EWORLD INTERACTIVE, INC.

FINANCIAL STATEMENTS
Page

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDER’S EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FOOTNOTES TO THE FINANCIAL STATEMENTS	F-6

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

As described in Note 17 & 18 to the financial statements, accumulated deficit, accounts payable, common stock and additional paid in capital as of December 31, 2009 and December 31, 2008 has been restated.

Shanghai Perfect CPA Partnership

Shanghai Perfect C.P.A Partnership

Certified Public Accountants

Shanghai City, China

April 19, 2010, except for Note 17 & 18

as to which the date is March 26, 2011

1

Eworld Interactive, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet
(Audited)
	31-Dec	31-Dec
	2009	2008
Assets:
Current assets:
Cash	$77	$3,798
Total current assets	77	3,798

Total Assets	$77	$3,798

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts and other payables	$117,905	$395,545
Due to shareholders/related parties	21,590	15,000
Convertible notes	(0)	2,226,185
Total current liabilities	139,495	2,636,730

Stockholders' Equity
Preferred stock, Par value $0.001, 5,000,000 shares		-
authorized and no shares outstanding	-	-
Common stock, Par Value $0.001, 150,000,000 shares		-
authorized and 33,252,480 and 59,214,516	33,253	59215
shares outstanding at December 31, 2009		-
and December 31, 2008	-	-
Additional Paid In Capital	4,180,878	3,836,187
Unissued shares, no par value, 1,000,000 shares	-	382,500
Comprehensive income	(1,113)	74,220
Accumulated deficit	(4,352,436)	(6,985,054)
Total Shareholders Equity	(139,419)	(2,632,932)
Total Liabilities and Shareholders Equity	$77	$3,798

The accompanying notes are an integral part of these Financial Statements

Eworld Interactive, Inc. and Subsidiaries
Restated Condensed Consolidated Statement of Operations
(Audited)
	31-Dec	31-Dec
	2009	2008
Sales	-	1731310
Cost of sales	-	-1767223
Gross Profit/ (Loss)		(35,913)
Bad debts/Bad Debts Provision	101,337	-
Professional fees	154,185	592,723
Salaries and benefits	-	473,847
Loan fees	92,253	53,820
Office and miscellaneous expense	-	315,364
Impairment of intangible assets and license fees	-	1,108,903
General and administrative expenses	(73,934)	740,224
Total operating expense	273,841	3,284,881

Operating loss	(273,841)	(3,320,794)
Interest expense	(134,780)	(419,099)
	(408,621)	(3,739,893)
Other Income & Expense	-	1,169,264.00
Gain on Debt and Interest Conversion	3,041,239	-
Net Profit/(Loss)	2,632,618	(2,570,629)

Net Profit/(Loss) Per Share	0.24	(0.04)

Weighted Average Shares Outstanding	11136959	58304425

Fully Diluted Earnings Per Share	11136959	150000000

The accompanying notes are an integral part of these Financial Statements

Eworld Interactive, Inc. and Subsidiaries
Restated Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Audited)
	Common	Common Stock	Additional	Unissued
	Stock	At Par	Paid-in	Stock		Comprehensive	Accumulated	Total
	Shares		Capital	Shares	Amount	Income	Deficit
Balance at January 1, 2008	51,789,551	51,790	2,923,172	1,000,000	382,500	30,971	(4,414,425)	(1,025,992)
Convertible notes and short term
borrowings				3,335,775	315,364			315,364
Common stock issuance to officers
and consultants				4,090,000	531,700			531,700
Beneficial conversion of
convertible notes			174,126					174,126
Issuance of previous
unissued stocks	7,424,965	7,425	839,639	(7,425,775)	(847,064)			0
Cancellation of 4,030,000 treasury
shares returned by Mojo Group			(100,750)					(100,750)
Exchange difference						43,249		43,249
Net loss, year ended Dec 31, 2008							(2,570,629)	(2,570,629)

Balance at Dec 31, 2008	59,214,516	59,215	3,836,187	1,000,000	382,500	74,220	(6,985,054)	(2,632,932)

Balance at January 1, 2009	59,214,516	59,215	3,836,187	1,000,000	382,500	74,220	(6,985,054)	(2,632,932)
Stock Cancelled	(4,030,000	(4,030)	4,030	0				0
40/1 Reverse Share Split	(53,804,866)	(53,805)	53,805	0				0
Common stock issuance for acquisition
of Mojo Mediaworks, no par value								0
Cancellation of Un-Issued Stock				(1,000,000)	(382,500)			(382,500)
Issue of Convertible Notes
Common stocks issued for cash	25,000,000	25,000	225,000					250,000
Conversion of convertible note	6,872,830	6,873	61,855					68,728
Beneficial conversion of convertible								0
notes								0
Comprehensive Income & Exchange difference						(75,333)		(75,333)
Net Loss for the Year Ended Dec 31, 2009							2,632,618	2,632,618

Balance at Dec 31, 2009	33,252,480	33,252	4,180,878	0	0	(1,113)	(4,352,436)	(139,419)

			The accompanying notes are an integral part of these Financial Statements

Eworld Interactive, Inc. and Subsidiaries
Restated Consolidated Statements of Cash Flows
(Audited)
	Years Ended December 31,
	2,009	2008
Cash flows from operating activities :
Net Profit/(Loss)	2,632,618	(2,570,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Mojo Group		(879,204)
Gain on sale of Eworld China		(289,310)
Impairment of intangible assets and license fee	0	1,108,903
Depreciation and amortization	0	51,860
Other - Comp Income and Unissud Stock	(457,833)	0
Loan fees settled with Company stock	0	315,364
Liabilities settled with Company stock		531,700
Conversion of Loan Notes	0	0
Conversion of Loan Notes, Accretion of interest and beneficial conversion	(2,226,185)	174,126
Changes in operating assets and liabilities:
Prepaid assets	0	53,934
Prepaid assets with related party	0	50,323
Prepaid production costs		0
Accounts and other payables	(277,640)	126,707
Due to shareholders	6,590	(375,333)
Deferred revenue	0	-

Cash Used in Operating Activities	(322,449)	(1,701,559)

Cash flows from investing activities:
Purchase of fixed assets	(0)	(6,535)
Cash Used in Investing Activities	(0)	(6,535)

Cash flows from financings activities:
Sale of assets in Eworld China		400,000
Issuance of common stock for cash	250,000	-
Stock issued for conversion of Notes	68,728
Convertible notes issued		1,056,185
Loan fees		-
Cash Provided by Financing Activities	318,728	1,456,185

Effects of exchange rate changes	0	43,249

Increase(Decrease) in Cash	(3,721)	(195,590)

Cash, Beginning of Period	3,798	199,388
Cash, end of period	77	3,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of convertible notes	2,226,185	$-
Warrants issued with convertible notes	$-	$-
Unissued stock for loan fee	$-	$-
Liabilities/Interest settled with Company stock	501,283	$531,700
Loan fees settled with Company stock	$-	$315,364

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
. The company has no fixed assets.

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

It is the management’s opinion that the Company is not exposed to any significant interest, price or credit risks arising from these financial instruments.

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
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company does believe that FSP EITF 03-6-1 would have material effect on its consolidated financial position

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and Interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities - an amendment to FASB Statement No.133”. The new standard requires enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe that the implementation of SFAS 161 will have a material impact on our results of operations and financial condition.

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

As disclosed in Note 16 to the consolidated financial statements, on 30 March 2009, the Company issued and allotted 25,000,000 newly authorized and issued shares to Blue Atelier Inc., for US$250,000. Blue Atelier Inc. has also provided US$250,000 of non-interest bearing loan to the Company prior to the closing of the purchase agreement for meeting the cost and fee required to maintain the full reporting status of the Group and daily operating costs. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

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

Note 7 - Accounts Payable and Accrued Liabilities

	December 31, 2008	December 31, 2009
Accounts payable	$2,255	$
Salaries and welfare payable	-
Professional fees payable	116,734		117,905
Taxes payable	-
Accrued interests	276,556
Related Party Payable	15,000		21.590
	$410,545		$139,495
See Note 17 on Restatement

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

PRC Income Tax

The Company's subsidiaries and VIE subsidiaries in the PRC are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises and the Enterprise Income Tax Law (collectively the “PRC Income Tax Laws”), respectively. Pursuant to the PRC Income Tax Laws, the Group’s subsidiaries and VIE subsidiaries in the PRC are generally subject to EIT at a statutory rate of 25%. No PRC income tax has been provided as the Company’s subsidiary in the PRC recorded no cumulative net operating profits for the year ended December 31, 2009 approximately $ (2008: $108,913). After the Company disposed Eworld China and Mojo Media Group in August 2008, the related accumulated losses in these disposed companies are no longer allow to utilize in offsetting against future taxable income.

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

The components of the net deferred tax asset at December 31, 2008 and 2007 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below (excluding the accumulative losses for Eworld China and Mojo Media Group which no longer able to be utilized for offsetting future taxable income after disposal):
	December 31,
	2008	2009

Cumulative Combined Net Operating Losses	$4,596,791	$0
Effective Tax Rate	28.0%	0
Deferred Tax Asset	$1,287,101	$0
Valuation Allowance	$(1,287,101)	$0
Net Deferred Tax Asset	-	-

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

Note 11 - Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2008 and 2009:

	2008	2009
Closing balances as at December 31,
Prepaid assets with related parties	$-	$
Due to shareholders	15,000		21,590
Short term borrowings	-

Transactions for the Year
Consulting Fees	$60,100		$60,000
Rental Expenses for occupancy by management	$16,941

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

On March 25, 2011, the Company filed an Amendment to its Articles of Incorporation to change the par value of the company’s stock from ‘No Par Value’ to a ‘$0.001 Par Value’. This amendment has been retrospectively reflected in the financial statements.

At December 31, 2009, we have no warrants outstanding.

Warrants Outstanding:

Grant Date	Number of Warrants	Exercise Price	Expiry Date

February 2, 2007	970,000	$0.80	December 31, 2008
February 14, 2007	1,000,000	$0.80	February 14, 2009
April 30, 2007	866,670	$0.80	December 31, 2008
	2,836,670
Less: expired warrants	(2,836,670)
	0

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

Note 17 – Restatement

Upon completion of the Company’s financial statements as of December 31, 2010, an restatement of the financial statements was found to be required following a change in professional fees and accounts payable as the Company was made aware of additional professional fees of $20,000 incurred relating to 2009 but the invoices for these costs were only provided to the Company in March 2011.

The restatement had no impact on the Earnings Per Share as stated in the Financial Statements.

The following is a summary of the impact of this restatement on the Company’s Consolidated Statement of Operations and Balance Sheet at December 31, 2009.

Extract from the Consolidated Statement of Operations	December 31, 2009
	As Previously Reported	Restated

Professional Fees	$134,185	$154,185

Total Operating Expense	$253,841	$273,841

Operating Loss	$(253,841)	$(273,841)

Net Profit/ (Loss)	$2,652,618	$2,632,618

Net Profit per Share	$0.24	$0.24

Extract from the Consolidated Balance Sheet
	December 31, 2009
	As Previously Reported	Restated

Current Liabilities

Accounts and Other Payables	$97, 905	$117,905

Accumulated Deficit	$(4,332,436)	$(4,352,436)

Extract from the Consolidated Statement of Cash Flows	December 31, 2009
	As Previously Reported	Restated

Net Profit/ (Loss)	$2,652,618	$2,632,618

Changes in Accounts and Other Payables	$-297,640	$-277,640

Note 18 - Amendment to Articles of Incorporation – Changes in Stock Par Value

On March 25, 2011, the Company filed an Amendment to its Articles of Incorporation to change the par value of the company’s stock from ‘No Par Value’ to a ‘$0.001 Par Value’. This amendment has been retrospectively reflected in the financial statements.

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

ITEM 9A.                      CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision of Chief Financial Officer, Gerry Shirren. Subsequent to the filing of the 10K on April 13, 2010 and 10K/A on September 23, 2010, further evaluation of the disclosure control and procedures found a number of revisions were necessary to the 10K and based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were found to be ineffective.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

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

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

2.
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were ineffective as of December 31, 2009 due to the weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
After a review of the Company’s current review and approval of certain aspects of the accounting process in the preparation and presentation of our consolidated financial statements, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2009, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to hire an accounting consultant to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process in the preparation and presentation of our consolidated financial statements, the Company plans to hire an accounting consultant to review and advice on the preparation and presentation of the consolidated financial statements.

Management believes this remediation will remediate the corresponding material weakness described in Item 2.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

Name	Age	Position	Tenure

Guy Peckham	46	President, CEO, Secretary and Director	Decemeber 2006 to April 08, 2010

Gerry Shirren	51	CFO and Director	October 2009 to present

Harold Rothstein	48	Director	October 2009 to February 25, 2011

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

Mr. Rothstein resigned from the Board of Directors on February 25, 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2009 were filed.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11.                      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Guy Peckham	2009	45,000	0	0	0	0	0	0	45,000
President and CEO (Resigned April 2010)	2008	60,000	0	0	0	0	0	0	60,000

Gerry Shirren	2009	15,000	0		0	0	0	0	15,000

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

Employment Agreements

As of the year ended December 31, 2009, Eworld Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Peckham compensation was at a rate of $60,000 per year, based on the Company’s ability to pay.

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

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2008 and 2009:

	2008	2009
Closing balances as at December 31,
Prepaid assets with related parties	$-	$0
Due to shareholders	15,000	21,590
Short term borrowings	-

Transaction for the year:
Consulting fees	$60,100	$60,000
Rental expenses for occupancy by management	16,941	0

PART IV

ITEM 14.                      EXHIBITS AND REPORTS ON FORM 8-K

Eworld Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 200
3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009
3.7	Amendment to Articles of Incorporation , filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 05, 2011

10.1	Stock Purchase Agreement – Between Eworld Interactive, Inc., and Blue Atelier, Inc., March 30, 2009
filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and
Exchange Commission on April 3, 2009.

Eworld Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer
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

EWORLD INTERACTIVE, INC.

Date	by	/s/ Gerry Shirren
Gerry Shirren
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)		Date

/s/ Gerry Shirren	Secretary and Director		April 18, 2011
Gerry Shirren	(Secretary)

	Principal Financial and Accounting Officer		April 18, 2011
Gerry Shirren	(Principal Financial and Accounting Officer)