Form 10-K
period 2010-12-31
Eworld Interactive, Inc.
filed 2011-04-22
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No.000-52438

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes    No X___

Revenues for year ended December 31, 2010:   $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2010, computed by reference to the bid/ask price of $.012 at December 31, 2010 is $549,433

Number of shares of our common stock outstanding as of December 31, 2010 is: 43,262,480

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2010:  43,262,480 shares of common stock.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

E World Interactive, Inc. (the “Company” or “E World”) was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics.

On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting, subsequently, in a change in the name of the Company to E World Interactive, Inc. .

E World Interactive formerly operated: E World China ( www.EWorldchina.cn including www.17dian.cn ) and Mojo Mediaworks. Effective May 11, 2007 E World Interactive, Inc. (E World) acquired 100% of the issued and outstanding equity of Mojo Media Works, Limited (Mojo), a British Virgin Islands company. The principal business of Mojo and its subsidiary companies was to establish a new business in the production and distribution of television programs in the Peoples Republic of China (PRC).

Although, E World Interactive was able to launch an online game as intended and Mojo Media Works was able to produce a television show in the PRC as intended, revenues did not develop rapidly enough to sustain operations and the Company was unable to obtain sufficient additional financing to maintain operations.

The Company has disposed of Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited and its subsidiaries in August 2008. The Company has ceased all business in online game and media production business and became a shell company with no functional operations.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, under which Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after EWRL executed a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and  Blue Atelier  provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement.

In May 2010, E World acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Henderson, Nevada.

E World’s business plan is centered on renewable energies and related business with a series of opportunities in energy real estate, solar and wind generation and energy storage projects combined with TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfillment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc.

E World Interactive, Inc. has never declared bankruptcy and has never been in receivership. The common stock of E World Interactive, Inc. is quoted on the OTC Bulletin Board under the symbol EWRL.OB.

The Company has a December 31st fiscal year end.

EMPLOYEES

At December 31, 2010 the Company had one employee, Mr. Gerry Shirren as Company President, Chief Executive Officer and Chief Financial Officer.

ITEM 2.                      DESCRIPTION OF PROPERTY

E World Interactive, Inc. has no properties and at this time has no agreements to acquire any properties although it may do so in the future.

The Company’s offices are at 2580 Anthem Village Drive, Henderson, Nevada 89052 comprised of facilities for administrative offices.

ITEM 3.                      LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2010. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2010.

In September 2009, the company executed a 40/1 reverse split following the approval of a majority of the shareholders with the holders of over 56% of the shares eligible to vote supporting the Board’s decision for the reverse split.

Subsequent to December 31, 2010, on March 16, 2011 the company, following approval of the Board of Directors, filed an amendment to the Articles of Incorporation of the company to change the Par Value of the Company’s common and preferred stock to $0.001 per share,

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2010, there were approximately 72 shareholders of record and an undetermined number of holders in street name. The Company’s common stock is traded on the Over the Counter Bulletin Board, trading symbol “EWRL”

ITEM 6                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

E World Interactive, Inc. common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “EWRL.OB”. The first available quotations on the Over-The-Counter Bulletin Board appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low

December 31, 2010	0.0270	0.0170
September 30, 2010	0.1000	0.0150
June 30, 2010	0.1000	0.0121
March 31, 2010	0.0500	0.0100
December 31, 2009	0.2000	0.0021
September 30, 2009	0.0500	0.0005
June 30, 2009	0.0041	0.0005
March 31, 2009	0.0030	0.0010

Holders

Total shares outstanding as of December 31, 2010 were 43,262,480; and were held by approximately 72 shareholders of record and an undetermined number of holders in street name.

Dividend Policy

E World Interactive, Inc. has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends on its common stock in the next 12 month period.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on common stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of the accompanying notes to the consolidated financial statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

a)	Impairment of Long-Lived Assets and Intangible Assets

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

b)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange as of the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss) in the statement of stockholders’ equity.

E World Interactive, Inc.

Plan of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shelf company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, E World acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada.

E World’s Business Plan

E World’s business plan is centered on renewable energies and related business with a series of opportunities in energy real estate, solar and wind generation and energy storage projects combined with TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfillment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc.

E World operates in a low risk manner with limited financial exposure on its downside risk while maintaining major upside potential. E World’s key expertise from its Board members, its management and its associates gives it a major advantage to successfully exploit this ‘green energy’ business focus and it has a pipeline of opportunities, some of which have rights to proprietary technologies.

Green Energy Real Estate

E  World has the opportunity to acquire some real estate properties or partner with real estate owners on very favorable terms with various partners and is developing plans for renewable energy developments with this real estate that offer a major long-term opportunity for the Company. These developments have unique advantages by reason of their location which makes then particularly attractive to the planned development which itself will be greatly enhanced by the ‘green energy’ focus in the design, build and operation of the development.

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

‘Net Zero’ Homes

E World has assembled a housing solutions program that combines the cumulative effect of the various elements to maximize the potential of green energy efficiency and sustainable material usage for these housing projects. These include
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

This housing solution can be adapted to cost housing programs as well as being adaptable to a number of uses including vacation, recreational housing and cabins.

Renewable Energy, Storage and Related Business

Renewable energy creation and storage will be a key area of future business for E World. Combining major strategic partnerships with proprietary technology owners, E World is combining with partners as the agent for these technologies for our E World locations and exclusively for some applications. The energy generation and storage partnerships will include the following

(i)	Energy storage systems. This is a lithium ion phosphate based re-chargeable battery storage system which is scalable and integrates with the grid for balancing of surplus and deficits of power needs.
(ii)	Electric vehicles. E World plans to be an agent for a full range of electric vehicles and the real estate developments will offer a range of opportunities for on-site use and marketing.
(iii)
Proprietary wind generation systems and power efficiency technologies. The wind solutions scale from small units to large scale community energy units, providing low impact wind units that are low maintenance and ideally suited for residential locations and to the locations that we have proposed for development.

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

Financial Condition and Results of Operations

Below is a comparison of results of operations for the year ending December 31, 2010 and December 31, 2009.

The Company reported net income of $2,652,618 for the year ending December 31, 2009 versus a net loss of $165,760 for the year ending December 31, 2010.

For the year ending December 31, 2009; primary contributors to net income of $2,652,618 included professional fees of $154,185; general and administrative expenses of ($73,934); provision for bad debts of $101,337; and loan fees totaling $92,253. Interest expense for 2009 was $134,780 and a gain of $3,041,239 resulting from the conversion of loans notes and accumulated interest. For the year ending December 31, 2010; primary contributors to the net loss of $165,760 included professional fees of $138,375; other general and administrative expenses of $17,271; interest expense of $9,000 and loss on foreign currency exchange of $1,113.

Prior period comparisons of results are impacted by developing operations and termination of operations during the periods covered.

Liquidity and Capital Resources

During the year ending December 31, 2010 net cash used in operating activities totaled $306. Cash provided by investing activities totaled $950 from the sales of subsidiary stock for cash prior to acquisition. Cash provided by financing activities totaled $0. Increase in cash for the period was $644.

During the year ending December 31, 2009 net cash used in operating activities totaled $322,449. Cash used in investing activities totaled $0. Cash provided by financing activities totaled $318,728 and included $250,000 from the sale of common stock for cash and $68,728 for the conversion of notes. Decrease in cash for the period was ($3,721).

Convertible Notes

In April 2009, the Company entered into a series of agreements with the various holders of all convertible notes outstanding amount to $2,226,185 to convert the full amount of $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock.

In May 2010, the Company acquired Media and Technology Solutions, Inc., and Media and Technology holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The convertible note was issued by Media and Technology in connection with the purchase of intangible assets. The note matures on September 30, 2011 with interest due at maturity and may be converted to E World common stock at a price to be agreed.

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

Cash Flow Requirements for Operations

As of December 31, 2010 we had available cash of $721. Based on our historical cash needs, we require approximately $150,000 for operations per year. We currently have legal and accounting expenses with no revenue generating operations. We rely on advances from our majority shareholder to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,514,336 from inception to April 01, 2010 and $153,860 during the development stage from April 1, 2010 through December 31, 2010. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 8.                      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

E WORLD INTERACTIVE, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009 (Restated)

E World Interactive, Inc.
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
E World Interactive, Inc.

We have audited the accompanying consolidated balance sheet of E World Interactive, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended and for the period from April 1, 2010 (Development Stage entry date) through December 31, 2010.  E World Interactive, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E World Interactive, Inc. (A Development Stage Company) as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from April 1, 2010 (Development Stage entry date) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 20, 2011
Member Firm with
                            Russell Bedford International
    2580 Anthem Village Dr., Henderson, NV  89052
Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

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

Shanghai Perfect CPA Partnership

Shanghai Perfect C.P.A Partnership

Certified Public Accountants

Shanghai City, China

April 19, 2010, except for Note 17 & 18

as to which the date is March 26, 2011

1

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Audited)
	December 31,	December 31,
	2010	2009
		(Restated)
Assets:
Current assets:
Cash	$721	$77
Total current assets	721	77
Total Assets	721	77

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts and other payables	$136,433	$117,906
Due to shareholders/related parties	167,204	21,590
Convertible note - related party	150,000	-
Total current liabilities	453,637	139,496
Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares
authorized and no shares issued	-	-
Common stock, par value $0.001, 150,000,000 shares
Authorized and 43,252,480 and 33,252,480
shares outstanding at December 31, 2010
and December 31, 2009	43,263	33,253
Additional paid-in capital	4,172,017	4,180,877
Comprehensive loss	-	(1,113)
Accumulated deficit	(4,514,336)	(4,352,436)
Accumulated deficit during development stage	(153,860)	-
Total shareholders' deficit	(452,916)	(139,419)
Total Liabilities and Shareholders' Deficit	$721	$77

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Audited)

	Twelve Month Period Ended		From April 01, 2010
	December 31,		to December 31, 2010
	2010	2009
Expenses		(restated)
Bad debts	$-	$101,337	$-
Bank service charges	466	-	466
Office rental	1,425	-	1,425
Professional fees	138,376	154,185	126,476
Loan fees	-	92,253	-
Office and miscellaneous expense	922	(73,934)	922
Storage costs and online stores	14,009	-	14,009
Impairment of intangible assets and license fees	449	-	449

Total operating expense	155,647	273,841	143,747

Other income (expense)
Gain on conversion of loan notes	-	3,041,239	-
Interest expense	(9,000)	(134,780)	(9,000)
Foreign currency translation loss	(1,113)	-	(1,113)
Net income (loss)	$(165,760)	$2,632,618	$(153,860)

Net income (loss) per common share - basic	$(0.00)	$0.24

Weighted average number of common shares outstanding - basic	37,475,877	11,136,959

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(Audited)
	Common Stock			Unissued Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2008	59,214,516	$59,215	$3,836,187	1,000,000	$382,500	$74,220	$(6,985,054)	$(2,632,932)
Stock cancelled	(4,030,000)	(4,030)	4,030	-	-	-	-	-
40/1 reverse share split	(53,804,866)	(53,805)	53,805	-	-	-	-	-
Cancellation of un-issued stock	-	-	-	(1,000,000)	(382,500)	-	-	(382,500)
Common stock issued for cash	25,000,000	25,000	225,000	-	-	-	-	250,000
Conversion of convertible note	6,872,830	6,873	61,855	-	-	-	-	68,728
Comprehensive income & exchange difference	-	-	-	-	-	(75,333)	-	(75,333)
Net income (restated)	-	-	-	-	-	-	2,632,618	2,632,618

Balance at December 31, 2009 (restated)	33,252,480	$33,253	$4,180,877	-	$-	$(1,113)	$(4,352,436)	$(139,419)

Issuance of subsidiary stock for cash prior to acquisition	-	-	950	-	-	-	-	950
Issuance of subsidiary stock for services prior to acquisition	-	-	50	-	-	-	-	50
Common stock issuance for acquisition	10,000,000	10,000	(10,000)	-	-	-	-	-
Issuance of common stock for services	10,000	10	140	-	-	-	-	150
Foreign currency exchange loss	-	-	-	-	-	1,113	-	1,113
Deemed distribution to majority shareholder	-	-	-	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	-	-	-	(165,760)	(165,760)

Balance at December 31, 2010	43,262,480	$43,263	$4,172,017	-	$-	$-	$(4,668,196)	$(452,916)

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Audited)

			From April 01,
			2010 to
	December 31,	December 31,	December 31,
	2010	2009	2010
Operating Activities		(restated)
Cash flows from operating activities :
Net income (loss)	$(165,760)	$2,652,618	$(153,860)
Conversion of loan notes	-	(2,226,184)	-
Issuance of common stock for services	150	-	150
Issuance of subsidiary common stock for
services prior to acquisition	50	-	50
(Gain) loss on foreign currency translations	1,113	(457,833)	1,113
Changes in Operating Assets and Liabilities
Accounts and other payables	18,527	(297,640)	(2,472)
Due to shareholders and related parties	145,614	6,590	154,714
Cash used in operating activities	(306)	(322,449)	(305)
Investing Activities
Issuance of subsidiary stock for cash prior to acquisition	950	-	950
Cash provided by investing activities	950	-	950
Financing Activities
Issuance of common stock for cash	-	250,000	-
Stock issued for conversion of notes	-	68,728
Cash provided by financing activities	-	318,728	-

Increase (decrease) in cash	644	(3,721)	644
Cash, beginning of period	77	3,798	77
Cash, end of period	$721	$77	$721

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$150,000	$-	$150,000
Conversion of convertible notes	$-	$2,226,185	$-
Liabilities settled with company stock	$-	$501,283	$-
Cash Paid for
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Notes to Audited Consolidated Financial Statements

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as 6watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, E World acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology has been accounted for similar to a pooling in accordance with GAAP because the entities were under common control.

E World’s key area of business is now renewable energy driven business, with a series of opportunities in energy real estate, solar and wind and energy generation and storage projects and TV based media and marketing programs.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $153,860 from April 1, 2010 to December 31, 2010.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of E World and its wholly owned subsidiaries. On May 24th 2010, the company acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 01, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents

d)	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

e)	Significant Risks and Uncertainties

The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; the Company’s ability to acquire new companies with profitable operations; the company’s ability to generate revenue and positive cash flow; advances and trends in new technologies and industry standards; competition from other competitors; regulatory related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies.

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

g)	Leases

Leases for which substantially all of the risks and rewards of ownership of assets remain with the leasing company are accounted for as operating leases.

The Company currently leases office space from Anthem Investments, LLC which is renewable every 6 months. The current lease runs from 11/1/10 to 5/31/11.

h)	Taxation

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under ASC 740, income taxes are accounted for under the asset and liability method. Deferred taxes are determined based upon differences between the financial reporting and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized. The total income tax provision includes current tax expenses under applicable tax regulations and the change in the balance of deferred tax assets and liabilities. The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. Income tax provisions must meet a more likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

i)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 205-10, which requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying statements.

j)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange as of the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss) in the statement of stockholders’ equity.

k)	Comprehensive Income

The Company utilizes ASC 220-10, "Comprehensive income". This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of December 31, 2009, the Company reported $1,113 as comprehensive loss which represents foreign currency translation adjustments.

l)	Fair value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, amounts due to shareholders/related parties and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

m)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

n)	Stock-Based Compensation

The Company has adopted FASB Accounting Standards Codification Topic 718-10, “Compensation- Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

o)	Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2011-01 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no revenue during the periods presented and has an accumulated deficit of $4,151,336 and an accumulated deficit since entry into the development stage of $153,860. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated with the assistance of interest free loan advances from its major shareholder, Blue Atelier, Inc. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as at December 31, 2010 and 2009:

Related Party Transactions
As of December 31,	2010	2009
Due to shareholders	91,340	21,590
Due to other related parties	75,864	-
Interest due to related parties	9,000	-
Convertible note related parties	150,000	-

Transactions for the years ended December 31,	2010	2009
Consulting	115,000	-
Interest to related party	9,000	-
Other	864	-

Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc., a wholly owned subsidiary, holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The convertible note was issued by Media and Technology in connection with the purchase of intangible assets. The note matures on March 31, 2011 with interest due at maturity and may be converted to E World common stock at a price to be agreed.

Blue Atelier Inc. has agreed to extend the maturity date to September 30, 2011 on the same terms and conditions with interest due on maturity.

Note 5 – Acquisition of Media and Technology Solutions, Inc.

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc., (“Media and Technology”). On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and the acquisition was accounted for in a manner silimar to a pooling of the entities under GAAP because the entitites were under common control at the time of the transaction. Accordingly the accompanying financial statements include the results of Media and Technology from the date of inception of Media and Technology on February 01, 2010.

On the date of acquisition, Media and Technology held a number of contracts, rights and agreements entered into directly or acquired under other agreements including:
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

The International Mothers Hall of Fame: Mothers Hall of Fame sells tributes to mothers in the form of certificates of recognition and enrolment in the International Mothers Hall of Fame. It was launched at the end of June 2010 and due to disappointing results and a failure to generate revenues and the TV direct marketing campaign was discontinued.

On the date of acquisition Media and Technology did not have any fixed assets and carried a convertible promissory note payable to its principal shareholder, Blue Atelier Inc. of $150,000. The convertible promissory note matures on March 31, 2011 and the holders of the note have indicated that they will extend the maturity date to September 30, 2011.

The consideration for the purchase of Media and Technology was 10,000,000 shares of E World Common Stock. Blue Atelier Inc., the principle shareholder of Media and Technology is the largest shareholder in E World, holding 25,000,000 shares of the 33,252,480 shares outstanding at the date of the acquisition.

Media and Technology had an accumulated loss of $167,543 and shareholder’s fund deficit of $166,543 at the date of acquisition. The accumulated deficit was principally due to the fact that Media and Technology had purchased the intangible assets referred to above from its principle shareholder, Blue Atelier, with an unsecured convertible note payable of $150,000 executed by the Company as consideration. On the date the intangible assets were purchased, the unsecured convertible note payable to Blue Atelier exceeded the transferors’ historical cost basis by $150,000 and this excess was recorded as a deemed distribution to Blue Atelier.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts and Other Payables
	December 31, 2010	December 31, 2009

Accounts Payable	$127,434	$117,905
Accrued Interest	9,000	-
Total	$136,434	$117,905

Note 7 – Operating Lease Commitments

The Company currently leases office space from Anthem Investments, LLC which is renewable every 6 months. The term of the lease runs from 11/1/10 to 5/31/11. The lease provides for payments of $150 per month.

Note 8 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes.  FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $58,016 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $165,760.  The total valuation allowance is $58,016.  Details for the last two periods follow:

December 31, 2010 and December 31 2009	2010	2009
Deferred tax asset	58,016	0
Valuation allowance	(58,016)	0

Current Taxes Payable	0	0

Income Tax Expense	0	0

The estimated corporate federal net operating loss (NOL) of $58,016 from 2010 will expire in 2030. At December 31, 2010, the company had available unused federal operating loss carry forwards of approximately $1,633,860 for federal taxes that may provide future tax benefits, expiring between 2021 and 2022.

Note 9 – Common Stock

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly authorized and issued common stock of Eworld Interactive Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000 and Blue Atelier  provided the Company a non-interest bearing loan up to $250,000 for costs and fees required to maintain the full reporting status of EWRL and quotation of its common stock on the OTCBB with advances made under this loan to go towards the cost of the newly issued stock. Following this, Blue Atelier acquired 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement. This transaction was completed in 2009 and all short term borrowings were eliminated on issue of the stock under the stock purchase agreement.

Change in Par Value

On March 25, 2011, EWorld Interactive, Inc. (the “Company”) sent to the Division of Corporations, Amendment Section, Florida Secretary of State a Amendment specifying the following:  “This Corporation is authorized to issue one hundred and fifty million (150,000,000) shares, designated as “Common Stock” and five million (5,000,000) shares designated as “Preferred Stock,” both shall have $0.001 par value.   The only change to the Articles of Incorporation consisted of adding a par value of $0.001 when previously the par value was $0. The change in par value has been retroactively reflected in the accompanying financial statements.

Conversion of Notes Payable

In 2009, Company entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate to 6,872,830 shares of common stock.

Other Stock Issues

In October 2009, the Company issued 25,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement to Blue Atelier, Inc.

In May 2010, the Company issued 10,000,000 of newly authorized and issued common stock for the acquisition of 100% of the outstanding stock of Media and Technology Solutions, Inc. in accordance with the stock purchase agreement with the shareholders. Blue Atelier, Inc. was at the time of the acquisition, the 95% shareholder of Media and Technology Solutions, Inc.

Media and Technology issued 950,000 shares of newly authorized and issued common stock for $950 cash and 50,000 shares of newly authorized and issued common stock for services of $50.

In July 2010, the Company issued 10,000 of newly authorized and issued common stock for services of $150.

Note 10 – Restatement Note

Upon completion of the Company’s financial statements as of December 31, 2010, an accounting error was discovered that required the restatement of amounts previously reported.  During the audit of the financial statements as of December 31, 2010, the Company determined that professional fees and accounts payable as of and for the year ended December 31, 2009 were understated $20,000 due to invoices related to 2009 that were provided to the Company in March 2011.

The restatement had no impact on earnings per common share as stated previously in the financial statements.

The following is a summary of the impact of this restatement on the Company’s Consolidated Statement of Operations and Cash Flows and Balance Sheet as of December 31, 2009.

	December 31, 2009
	As Previously Reported	Error Correction	Restated
Professional fees	$134,185	$20,000	$154,185
Total operating expense	$253,841	$20,000	$273,841
Operating loss	$(253,841)	$(20,000)	$(273,841)
Net income	$2,652,618	$(20,000)	$2,632,618
Net income per common share – basic	$0.24	$0.00	$0.24

	December 31, 2009
	As Previously Reported	Error Correction	Restated
Current liabilities
Accounts and other payables	$97,905	$20,000	$117,905
Accumulated deficit	$(4,332,436)	$(20,000)	$(4,352,436)

	December 31, 2009
	As Previously Reported	Error Correction	Restated
Net income	$2,652,618	$(20,000)	$2,632,618
Changes in accounts and other payables	$(277,640)	$(20,000)	$(297,640)

Note 11 - Subsequent Events

The Company’s subsidiary Media and Technology Solutions Inc. has entered into a letter of intent with regard to the management of the New Zoo Revue children’s TV property including the continuing management of all existing license agreements and developments agreements for the property. Media and Technology has since signed a revenue share license agreement with My Family TV, LLC.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. As reported on our Current report on Form 8-K/A filed on August 11, 2010 effective as August 09 of 2010 Perfect CPA Alliance was dismissed as the independent registered public accounting firm of E World Interactive, Inc. On that date, the Board of Directors approved the engagement of De Joya Griffith as its independent registered public accounting firm.

ITEM 9A.                      CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision of Chief Financial Officer, Gerry Shirren. Based upon that evaluation, Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were ineffective as of December 31, 2010 due to the weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2010, our independent registered accounting firm, De Joya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they consider to be a material weakness in internal control.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2010, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to hire an accounting consultant to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process in the preparation and presentation of our consolidated financial statements, the Company plans to hire an accounting consultant to review and advice on the preparation and presentation of the consolidated financial statements.

Management believes this remediation will remediate the corresponding material weakness described in Item 2, immediately above.

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

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
ACT

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

Name	Age	Position	Tenure

Gerry Shirren	51	President , CFO and Director	October 2009 to present

Harold Rothstein	48	Director	October 2009 to February 2011

Guy Peckham	47	President, CEO and Director	December 2006 to April 2010

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

Mr. Peckham resigned from the Board of Directors on April 08th, 2010.

Mr. Shirren, age 51, has held senior positions in media and entertainment companies for over 20 years, including production and distribution companies based in Europe and the US specializing in family programming. He has been extensively involved in international co-production, financing including many multi-territory co-productions between Europe and Asia.  From 1997 to 2005, Mr. Shirren was Joint-Managing Director of TerraGlyph Productions and TerraGlyph Rights Limited, an animation production and distribution studio based in Dublin, Ireland and from 2005 to May 2008, as Joint Managing Director of Digital Animation Media Limited, an animation production and animation software tools company servicing the animation industry. Most recently, since October 2007 until May 2009, he was Consultant CFO working with Valcom Inc, (OTCBB: VLCO) and during this time, the company successfully reorganized in Chapter 11 bankruptcy, emerged from bankruptcy in September 2008 and acquired the TV network subsidiary, My Family TV (formerly Faith TV). Mr. Shirren is a Fellow of the Association of Chartered Certified Accountants (FCCA) having qualified as a Certified Accountant (ACCA) in 1988.

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

Mr. Rothstein resigned from the Board of Directors February 15, 2011.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of E World Interactive, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of E World Interactive, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of E World Interactive, Inc.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of E World Interactive, Inc. and any prior or current employer.

There are no employees under contract with E World Interactive, Inc.

E World Interactive, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Board of Director Meetings and Committees

The Board of Directors held no formal meetings during the year ended December 31, 2010. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings. The directors received no compensation for their role as directors for the year ended December 31, 2010.

The board has not defined any committees and performs all functions that would be delegated.

Code of Ethics

The board of directors of E World Interactive, Inc. has not adopted a written Code of Ethics. The board of directors believes our current business conduct and ethics promote honest and ethical conduct, handling of conflicts which may arise, timely and complete reporting and disclosure compliance with the Securities and Exchange Commission, compliance with all applicable governing laws, and accountability for our conduct.

The Company is currently managed by a sole officer and director. The company intends to adopt a written code of ethics as soon as the executive management and Board of Directors is expanded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders were filed with respect to the fiscal year ended December 31, 2010.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Guy Peckham	2009	45,000	-	-	-	-	-	-	45,000

President and CEO
(Resigned April 2010)
Gerry Shirren	2009	15,000	-	-	-	-	-	-	15,000
President and CFO	2010	55,000	-	-	-	-	-	-	55,000

Notes:

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2010, E World Interactive, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, E World Interactive, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Agreements

As of the year ended December 31, 2010, E World Interactive, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Shirren is accepting compensation at a rate of $5,000 per month, based on the Company’s ability to pay.

Compensation of Directors

E World Interactive paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2010.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of December 31,  2010; the beneficial ownership of E World Interactive, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Gerry Shirren	-	-	-
President and Director

Officers and Directors as a Group	-	-	-
Total Shares Issued and Outstanding	43,262,480

Owners of 5% or More

Blue Atelier	35,000,000		80.9%

There were no options or warrants outstanding at December 31, 2010.

Total shares outstanding as of December 31, 2010 were 33,262,480 held by approximately 72 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence/Audit Committee

The board of directors of E World Interactive, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Inc. E World Interactive, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Guy Peckham or Gerry Shirren are not independent as defined by item 401(e)(ii) of regulation S-B.

Related Party Transactions

On March 30, 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc., to pledge 10,000,000 pre-reverse split common stocks of EWRL as collateral and to reduce outstanding debt with the creditor to a balance not exceeding $100,000 in order to secure the following financing and security sales:

1 )
Blue Atelier will acquire 25,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000.

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

On May 24, 2010, the Company entered into a purchase agreement with the shareholders of Media and Technology Solutions, Inc. to acquire 100% of the outstanding stock of Media and Technology Solutions, Inc.  On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc. the majority shareholder of E World Interactive, Inc. The consideration for the purchase was 10,000,000 shares or E World common stock for 100% of the outstanding stock of Media and Technology.

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as of December 31, 2009 and 2010:

	2010	2009
Closing balances as of December 31,
Prepaid assets with related parties	$-	$-
Due to shareholders	$91,340	$21,690
Due to other related parties	$75,864	$-
Interest due to related parties	$9,000	$-
Convertible note to related parties	$150,000	$-

Transactions for the year:
Consulting fees	$55,000	$60,000
Interest to related parties	$9,000	$-
Other accrued expenses	$864	$-

PART IV

ITEM 14.                      EXHIBITS AND REPORTS ON FORM 8-K

E World Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .
3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011
10.1
Stock  purchase agreement - Between E World Interactive, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology.

E World Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer
(18 U.S.C. 1350)

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2009 and 2010 were: $11,850 and $9,000 respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2009 and 2010 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2009 and 2010.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2009 and 2010.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 0 percent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

E WORLD INTERACTIVE, INC.

Date: April 20, 2011	By:
Gerry Shirren
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Gerry Shirren	Secretary and Director	April 20, 2011
Gerry Shirren	(Secretary)

/s/ Gerry Shirren	Principal Financial and Accounting Officer	April 20, 2011
Gerry Shirren	(Principal Financial and Accounting Officer)