Form 10-Q/A
period 2010-03-31
Eworld Interactive, Inc.
filed 2011-04-28
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

Commission file number: 000-52438

EWORLD INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0855736 (I.R.S. Employer Identification No.)

2580 Anthem Village Drive Henderson, Nevada (Address of principal executive offices)	89052 (Zip Code)

Registrant’s telephone number, including area code 702 588 5971

1147 Kang Ding Road, Room 208, Block D, Shanghai, China
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No  ☐
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2010, there were 33,252,480 shares of common stock, no par value, issued and outstanding.

EWORLD INTERACTIVE, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3	Defaults Upon Senior Securities

ITEM 4	Submission of Matters to a Vote of Security Holders

ITEM 5	Other Information

ITEM 6	Exhibits

Eworld Interactive, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

1

Eworld Interactive, Inc. and Subsidiaries

Eworld Interactive, Inc. and Subsidiaries

Condensed Interim Consolidated Financial Statements

For the period ended March 31, 2010
(Restated)
(Unaudited)
(Stated in USD)

2

Eworld Interactive, Inc. and Subsidiaries

Eworld Interactive, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet

	31-Mar	31-Dec
	2010	2009
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$77	$77
Total current assets	77	77

	$77	$77

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts and other payables	$138,905	$117,905
Due to shareholders/related parties	12,490	21,590
Total current liabilities	$151,395	$139,495

Stockholders' Equity
Preferred stock, Par Value $0.001, 5,000,000 shares
authorized and no shares outstanding	-	-
Common stock, Par Value $0.001, 150,000,000 shares
authorized and 33,252,480 and 33,252,480
shares outstanding at March 31, 2010
and December 31, 2009	33,253	33,253
Aditional Paid In Capital	4,180,878	4,180,878
Comprehensive income	(1,113)	(1,113)
Accumulated deficit	(4,364,336)	(4,352,436)
Total Shareholders Equity	(151,318)	(139,419)
Total Liabilities and Shareholders Equity	$77	$77

The accompanying notes are an integral part of these consolidated financial statements

3

Eworld Interactive, Inc. and Subsidiaries

Eworld Interactive, Inc. and Subsidiaries
Restated Condensed Consolidated Statement of Operations
	Three Month Period Ended

	31-Mar-10	31-Mar-09
	(Unaudited)	(Unaudited)
Expenses
Professional fees	$11,900	$17,000
Loan fees	$-	$92,253
Office and miscellaneous expense	$-	$-75,334
Total operating expense	$11,900	$33,919
Operating loss	$-11,900	$-33,919
Interest expense	$-	$-444
Net Profit/(Loss)	$-11,900	$-34,363

Net Profit/(Loss) Per Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	33,252,480	1,457,636

Fully Diluted Earnings Per Share	$(0.00)	$(0.02)

	The accompanying notes are an integral part of these consolidated financial statements

4

Eworld Interactive, Inc. and Subsidiaries

Eworld Interactive, Inc. and Subsidiaries
Restated Consolidated Statements of Cash Flows
Quarter Ended March 31, 2010 and 2009
	Three Month Period Ended

	31-Mar-10	31-Mar-09
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net Profit/(Loss)	$-11,900	$-34,363
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0
Changes in operating assets and liabilities:
Accounts and other payables	21,000	87,498
Due to shareholders	(9,100)	15,000

Cash Used in Operating Activities	0	68,135

Cash flows from investing activities:
Purchase of fixed assets	0
Cash Used in Investing Activities	0

Cash flows from financings activities:
Short-term borrowings	0	40,000
Convertible notes issued
Cash Provided by Financing Activities	0	40,000

Effects of exchange rate changes		(75,334)

Increase(Decrease) in Cash	0	32,801
Cash, Beginning of Period	77	3,798
Cash, end of period	$77	$36,599

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of Convertible Notes	0	0
Liabilities settled with Stock	0	0
Cash paid for
Interest	0	0
Taxes	0	0

The accompanying notes are an integral part of these consolidated financial statements

Eworld Interactive, Inc. and Subsidiaries

Eworld Interactive, Inc. and Subsidiaries
Restated Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common	Common	Additional	Unissued
	Stock	Stock	Paid In	Stock		Comprehensive	Accumulated	Total
	Shares	At Par	Capital	Shares	Amount	Income	Deficit
Balance at January 1, 2009	59,214,516	$59,215	$3,836,187	1,000,000	$382,500	$74,220	$-6,985,054	$-2,632,932
Stock Cancelled	- 4,030,000	$-4,030	$4,030
40/1 Reverse Share Split	- 53,804,866	$-53,805	$53,805
Cancellation of Un-Issued Stock				- 1,000,000	$-382,500			$-382,500
Common stocks issued for cash	25,000,000	$25,000	$225,000					$250,000
Conversion of convertible note	6,872,830	$6,873	$61,855					$68,728
Comprehensive Income & Exchange difference						$-75,333		$-75,333
Net Loss for the Year Ended Dec 31, 2009							$2,632,618	$2,632,618
Balance at Dec 31, 2009	33,252,480	$33,252	$4,180,878	-	$-	$-1,113	$-4,352,436	$-139,419

Balance at Dec 31, 2009	33,252,480	$33,252	$4,180,878	-	$-	$-1,113	$-4,352,436	$-139,419
Net Loss for the Period Ended March 31, 2010							$-11,900	$-11,900
Balance at March 31, 2010	33,252,480	$33,252	$4,180,878	-	$-	$-1,113	$-4,364,336	$-151,319

The accompanying notes are an integral part of these consolidated financial statements

Eworld Interactive, Inc.

E World Interactive, Inc.
Notes to the Financial Statements
Note 1 - Basis of Presentation

The unaudited condensed interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q SB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K/A  for the year ended December 31, 2009.

The condensed interim consolidated financial statements include our wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Note 2 – Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture may involve reorganization and issuance of the Company’s restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

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

	2010	2009
Closing balances as at March 31,
Amounts Due to shareholders	12,490	15,000

The related party payables are non-interest bearing, unsecured, and due upon demand.

Note 4 – Restatement

Upon completion of the Company’s financial statements as of December 31, 2010, an restatement of the financial statements was found to be required following a change in professional fees and accounts payable as the Company was made aware of additional professional fees of $20,000.00 incurred relating to 2009 but the invoices for these costs were only provided to the Company in March 2011.

The following is a summary of the impact of this restatement on the Company’s Consolidated Balance Sheet at March 31, 2010.

Extract from the Consolidated Balance Sheet	March 31, 2010
	As Previously Reported	Restated

Current Liabilities

Accounts and Other Payables	$118, 905	$138,905

Accumulated Deficit	$(4,344,336)	$(4,364,336)

Eworld Interactive, Inc.

Note 5 - Amendment to Articles of Incorporation

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

Eworld Interactive, Inc.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. As the Company has now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon acquiring new company with profitable operations. Any acquisition of a business venture may involve reorganization and issuance of the Company’s restricted securities. There are currently no contracts or agreements between any companies that are searching for shell companies with which to merge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Shirren has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Subsequent to the filing of the 10Q on May 17, 2010, further evaluation of the disclosure control and procedures found a number of revisions were necessary to the 10Q and based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were found to be ineffective.

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

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007.

Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were ineffective as of March 31, 2010 due to the weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

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

Eworld Interactive, Inc.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to March 31, 2010, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to hire an additional independent registered public accounting firm to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process in the preparation and presentation of our consolidated financial statements, the Company plans to hire an independent registered public account firm to review and advice on the preparation and presentation of the consolidated financial statements.

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

    3.6           Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 on Form 8-A;

     3.7           Amendment to Articles of Incorporation  filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on March 30, 2011 on Form 8-A

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

Eworld Interactive, Inc.

Date: April 27, 2011	By: /s/ Gerry Shirren, President