Form 10-Q/A
period 2010-06-30
Eworld Interactive, Inc.
filed 2011-05-10
CIK 1343979

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2011: 43,262,480 shares of common stock.

Part 1 Financial Information

E World Interactive, Inc. and Subsidiaries

Interim Consolidated Financial Statements

For the period ended June 30, 2010
(Restated)
(Unaudited)
(Stated in USD)

E World Interactive, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Restated)
	30-Jun	31-Dec
	2010	2009
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$1,024	$77
Total current assets	1,024	77
Intangible assets	449	-
Total Assets	$1,473	$77

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$145,851	$117,906
Due to shareholders/related parties	51,345	21,590
Convertible notes- Related Party	150,000	-
Total current liabilities	347,196	139,496

Stockholders' Deficit
Preferred stock, Par Value $0.001, 5,000,000 shares authorized and no shares issued	-	-
Common stock, Par value $0.001, 150,000,000 shares authorized and 43,252,480 and 33,252,480 shares outstanding
at June 30, 2010 and December 31, 2009	43,253	33,253
Additional Paid In Capital	4,171,877	4,180,877
Comprehensive income	(1,113)	(1,113)
Accumulated deficit	(4,514,335)	(4,352,436)
Accumulated deficit during development stage	(45,405)	-
Total Stockholders Deficit	(345,723)	(139,419)

Total Liabilities and Stockholders Deficit	$1,473	$77

E World Interactive, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Income Statement
(Unaudited)
(Restated)
	Three Month Period Ended June 30		Six Month Period Ended June 30		Development Stage From April 01, 2010 Through June 30, 2010

	2010	2009	2010	2009
Bank Service Charges	$62	$-	$62	$-	$62
Office Rental and Related Costs	7,104	-	7,104	-	7,104
Professional Fees	35,239	65,943	47,138	82,943	35,239
Loan fees	-	-	-	92,253	-
Office and miscellaneous expense	-	-	-	(75,334)	-
Total operating expense	42,405	65,943	54,304	99,863	42,405
Operating loss	(42,405)	(65,943)	(54,304)	(99,863)	(42,405)
Interest expense	(3,000)	(1,233)	(3,000)	(1,677)	(3,000)
Net Loss	$(45,405)	$(67,176)	$(57,304)	$(101,540)	$(45,405)

Net Loss Per Share - Basic	$(0.00)	$(0.05)	$(0.00)	$(0.07)

Weighted Average Shares Outstanding-basic	38,252,480	1,457,636	38,252,480	1,457,636

E World Interactive, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit and Comprehensive Income
(Unaudited)

	Common Stock Share	Common Stock at Par	Additional Paid In Capital	Unissued Stock Shares	Amount	Comprehensive Income	Accumulated Deficit	Development Stage	Total
Balance at January 1, 2008	59,214,516	$59,215	$3,836,187	1,000,000	$382,500	$74,220	$(6,985,054)	$-	$(2,632,932)
Stock Cancelled	(4,030,000)	(4,030)	4,030		-				-
40/1 Reverse Share Split	(53,804,866)	(53,805)	53,805	-	-				-
Cancellation of Un-Issued Stock				(1,000,000)	(382,500)				(382,500)
Issue of Convertible Notes					-				-
Common stocks issued for cash	25,000,000	25,000	225,000	-	-				250,000
Conversion of convertible note	6,872,830	6,873	61,855	-	-				68,728
Comprehensive Income & Exchange difference						(75,333)	-		(75,333)
Net Loss for the Year Ended Dec 31, 2009	-	-	-	-	-	-	2,632,618	-	2,632,618
Balance at Dec 31, 2009	33,252,480	$33,253	$4,180,877	-	$-	$(1,113)	$(4,352,436)	$-	$(139,419)
Issuance of subsidiary stock for cash prior to acquisition			950						950
Issuance of subsidiary stock for services prior to acquisition			50						50
Common stock issuance for acquisition	10,000,000	10,000	(10,000)						-
Deemed Distribition Media & Technology Solutions Inc.						-	(150,000)		(150,000)
Net Loss for the Period Ended June 30, 2010						-	(11,899)	(45,405)	(57,304)
Balance at June 30, 2010	43,252,480	$43,253	$4,171,877	-	$-	$(1,113)	$(4,514,335)	$(45,405)	$(345,723)

E World Interactive, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(Restated)
	For the 6 Months Ended June 30		Development Stage From April 01, 2010 Through
	2010	2009	June 30, 2010

Operating Activities
Cash flows from operating activities :
Net Loss	$(57,304)	$(101,540)	$(45,405)
Issue of Stock for Services prior to acquisition	50	-	50
Prepaid assets	-	(29,800)	-
Accounts and other payables	27,945	67,441	11,945
Due to shareholders and related parties	29,755	20,600	33,856
Cash Provided by (used in) Operating Activities	$446	$(43,299)	$446
Investing Activities
Issuance of Subsidiary Stock Prior to Acquisition	950	-	950
Purchase of Intangible Assets	(449)	-	(449)
Cash Provided by Investing Activities	$501	$-	$501
Financing Activities
Short-term borrowings	-	115,000	-
Cash Provided by Financing Activities	$-	$115,000	$-

Effects of Exchange Rate Changes	$-	$(75,333)	$-

Increase(Decrease) in Cash	947	(3,632)	947
Cash, Beginning of Period	77	3,798	77
Cash, end of period	$1,024	$166	$1,024

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$150,000	$-	$150,000

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

On April 1, 2010, the Company entered into  development stage accumulating a net loss of $45,404 from April 1, 2010 to June 30, 2010.

Note 2 – Restatement

The Financial Statements at June 30, 2010 has the following restatements;

1.	Acquisition of Media and Technology Solutions, Inc.:

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc., (“Media and Technology”). Upon completion of the Company’s financial statements as of December 31, 2010, an accounting error was discovered that requires the restatement of amounts previously reported. Intangible assets purchased from Blue Atelier (majority stockholder of the Company) should have been recorded at the transferors’ historical cost basis determined under GAAP. On the date the intangible assets were purchased, the unsecured convertible note payable to Blue Atelier executed by the Company as consideration for the intangible assets exceeded the transferors’ historical cost basis by $150,000. This excess should have been recorded by the Company as a deemed distribution to Blue Atelier (majority stockholder). On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and accordingly the acquisition should have been accounted for in a manner similar to a pooling of the entities under GAAP because the entities were under common control at the time of the transaction. The accompanying restated financial statements include the results of Media and Technology from the date of inception of Media and Technology on February 01, 2010 increasing our loss by $17,543.

2.	Change in Par Value:

On March 25, 2011, E World Interactive, Inc. (the “Company”) sent to the Division of Corporations, Amendment Section, Florida Secretary of State an Amendment specifying the following:  “This Corporation is authorized to issue one hundred and fifty million (150,000,000) shares, designated as “Common Stock” and five million (5,000,000) shares designated as “Preferred Stock,” both shall have $0.001 par value.   The only change to the Articles of Incorporation consisted of adding a par value of $0.001 when previously the par value was $0. The change in par value has been retroactively reflected in the accompanying financial statements.

3.	Year Ended December 31, 2009:

Upon completion of the Company’s financial statements as of December 31, 2010, an accounting error was discovered that required the restatement of amounts previously reported.  During the audit of the financial statements as of December 31, 2010, the Company determined that professional fees and accounts payable as of and for the year ended June 30, 2009 were understated by $20,000 due to invoices related to 2009 that were provided to the Company in March 2011.

Extract from the Financial Statements and Restatement

1.	Extract from Statement of Operations

	3 Month Period Ended			6 Month Period Ended			Development Stage
	June 30,		June 30,	June 30,		June 30,	April 01 to June 30, 2010
	2010	Error	2010	2010	Error	2010
	(Unaudited)	Correction	(Unaudited)	(Unaudited)	Correction	(Unaudited)	(Unaudited)	Error	(Unaudited)
	(Previously Restated)		(Restated)	(Previously Restated)		(Restated)	(Previously Restated)	Correction	(Restated)
Statement of Operations

Bank Charges	$21	$41	$62	$21	$41	$62	$21	$41	$62
Office Rental	$525	$6,579	$7,104	$525	$6,579	$7,104	$525	$6,579	$7,104
Professional Fees	$24,316	$10,923	$35,239	$36,216	$10,922	$47,138	$24,316	$10,923	$35,239

Total Operating Expense	$24,862	$17,543	$42,405	$36,762	$17,542	$54,304	$24,862	$17,543	$42,405
Interest Expense	$3,000	$-	$3,000	$3,000	$-	$3,000	$3,000	$-	$3,000

Net Loss	$(27,862)	$(17,543)	$(45,405)	$(39,762)	$(17,542)	$(57,304)	$(27,862)	$(17,543)	$(45,405)

Net Loss Per Share	$(0.00)		$(0.00)	$(0.00)		$(0.00)

Weighted Average Shares Outstanding	38,252,480		38,252,480	38,252,480		38,252,480

Extract from Statement of Operations Prior Year	3 Month Period Ended			6 Month Period Ended
	June 30,		June 30,	June 30,		June 30,
	2009	Error Correction	2009	2009	Error Correction	2009
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
	(Previously Restated)		(Restated)	(Previously Restated)		(Restated)

Professional Fees	$45,943	$20,000	$65,943	$62,944	$20,000	$82,943

Earnings Per Share:
Net Profit/Loss Per Share	$0.03		$(0.05)	$0.06		$(0.07)
Weighted Average Shares Outstanding	1,457,636		1,457,636	1,457,636		1,457,636

2.	Extract from Balance Sheet

	2010	Error	2010
	(Unaudited)	Correction	(Unaudited)
Extract from Balance Sheet	(Previously Restated)		(Restated)
Intangible Assets
Intangible Assets	$150,449	$(150,000)	$449

Current Liabilities
Accounts and Other Payables	$125,851	$20,000	$145,851

Stockholder’s Deficit
Common Stock, Par Value $0.001, 150,000,000 shares authorized, 43,252,480 and 33,252,480 shares outstanding as of June 30, 2010 and December 31, 2009 respectively	$4,197,587	$(4,154,334)	$43,253
Additional Paid In Capital		4,171,877	4,171,877
Comprehensive income	(1,113)	-	(1,113)
Accumulated deficit	(4,344,335)	(170,000)	(4,514,335)
Accumulated deficit during development stage	(27,862)	(17,543)	(45,405)
Total Shareholders' Deficit	$(175,723)	$(170,000)	$(345,723)

3.	Extract from Statement of Cash Flows

Statement of Cash Flows	June 30,		June 30,	Development Stage
	2010	Error Correction	2010	April 01 to June 30, 2010
	(Unaudited)		(Unaudited)	(Unaudited)	Error	(Unaudited)
	(Previously Restated)		(Restated)	(Previously Restated)	Correction	(Restated)
Operating Activities
Cash flows from operating activities :
Net Profit/(Loss)	$(39,762)	$(17,542)	$(57,304)	$(27,862)	$(17,543)	$(45,405)
Issue of Stock for Services prior to acquisition	-	50	50	-	50	50
Changes in Operating Assets and Liabilities
Accounts and other payables	32,946	(5,001)	27,945	11,945	-	11,945
Due to related parties/Advances from Shareholders	-	29,755	29,755	-	33,856	33,856
Cash Provided by (used in) Operating Activities	(6,816)	7,262	446	(15,917)	16,363	446
Investing Activities		-			-
Issuance of Subsidiary Stork Prior to Acquisition		950	950		950	950
Purchase of intangibles	(449)	-	(449)	(449)	-	(449)
Cash Provided by Investing Activities	(449)	950	501	(449)	950	501
Financing Activities
Due to Shareholders	24,755	(24,755)	-	33,856	(33,856)	-
Deficit from acquisition	(16,543)	16,543	-	(16,543)	16,543	-
Cash Provided in Financing Activities	8,212	(8,212)	-	17,313	(17,313)	-
Increase(Decrease) in Cash	947	-	947	947	-	947
Cash at Beginning of Period	77		77	77		77
Cash, End of Period	$1,024	$-	$1,024	$1,024	$-	$1,024
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Convertible Notes issued to purchase intangible assets	150,000	(150,000.00)	$-	150,000	(150,000.00)	$-
Deemed distribution to majority shareholder	-	150,000	$150,000	-	150,000	$150,000

Note 2 – Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue and has incurred an accumulated deficit of $4,514,335 and a $45,405 accumulated deficit during development stage.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

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

 The following is a list of related party balances as at June 30, 2010 and December 31, 2009:

	June 30, 2010	Dec 31, 2009
Related Party Payable	$ 51,345	$ 21,590
Convertible Notes - Related Party	$ 150,000	$ -

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

f)    Impairment of long-lived assets and intangible assets
Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different. Intangible assets consisting of $0 value as part of the acquisition of Media & Technology Solutions, Inc on May 24, 2010 and a further $499 for the purchase in the period of a premium domain name and web-site and no impairment of the asset as acquired was deemed necessary at June 30, 2010.  These consisted of the following:

1.	A Letter of Intent with Hi Tops USA, LLC concerning the granting of the exclusive rights to develop the ‘HI TOPS’ brand in China.
2.	A binding Joint Venture Outline with Sportstainment Live, LLC regarding the development and production of a Cowboy and Rodeo Lifestyle Show.
3.	A binding Letter of Intent with Samantha’s Wildlife regarding the development and production of the TV show “Samantha’s Wildlife Show”
4.	An Agency Agreement with Premier Entertainment Services International Inc, a California Company concerning the exclusive rights to represent Premier Entertainment Services International in China.
5.	A binding Letter of Intent with International Mothers Hall of Fame LLC regarding the development and operation of the business of The International Mothers Hall of Fame and related matters.
6.	A binding Letter of Intent with My Family TV, LLC regarding the broadcast of “Samantha’s Outdoor Adventures”.
7.	The purchase of the premium domain and website ’www.eworldgreen.com’

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

Note 6 Stockholders Deficit
The Company has incurred an accumulated deficit of $4,559,740 of which $57,304 was in the 6 months to June 30, 2010 with $45,405 during the development stage. These interim consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations.

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

Total operating expense for the three month period ended June 30, 2010 was reduced by $23,538 from $65,943 for the three months ended June 30, 2009 to $42,405 for the same period in 2010. The increase was due principally to reduction in professional fees.

Interest expense for the three months ended June 30, 2010 increased by $1,767 from $1,233 for the three months ended June 30, 2009 to $3,000 for the same period in 2010. The increase was due principally to an increase in interest bearing notes outstanding during the period.

Due to the factors described above, the Company's net loss decreased by $21,771 from net loss of $67,176 for the three months ended June 30, 2009 to a net loss of $45,405 for the same period in 2010.

SIX MONTHS PERIOD ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS PERIOD ENDED JUNE 30, 2009

Revenues for the six months ended June 30, 2010 June 30, 2010 were $0, the same as for the six months ended June 30, 2009 at $0.

Total operating expense for the six months ended June 30, 2010 decreased by $45,559 from $99,863 for the six months ended June 30, 2009 to $54,304 for the same period in 2010. The decrease was due principally to a reduction in professional fees and the costs associated with the wind-down of activities in 2009.

Interest expense for the six months ended June 30, 2010 increased by $1,323 from $1,677 for the six months ended June 30, 2009 to $3,000 for the same period in 2010. The increase was due principally to the increase in interest bearing notes outstanding during the period.

Due to the factors described above, the Company's net loss decreased by $44,236 from net loss of $101,540 for the six months ended June 30, 2009 to a net loss of $57,304 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $57,304 and a cash flow from operations of $446 for the six months ended June 30, 2010 and had a working capital deficiency of $346,172 and an accumulated deficit of $4,514,335 and a $45,405 accumulated deficit during development stage at June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $1,024 on June 30, 2010 compared to $77 as of December 31, 2009.

During the six months ended June 30, 2010, net cash generated by operating activities totaled $446 compared to net cash used by operating activities of $43,299 for the comparable six month period in 2009. Net cash provided by investing activities for the six months ended June 30, 2010 totaled $501 compared to $0 for the comparable six month period in 2009. Net cash provided by financing activities for the six months ended June 30, 2010 totaled $0 compared to $115,000 for the comparable six month period in 2009.

The above cash flow activities yielded a net cash increase of $947 during the six months ended June 30, 2010 compared to a decrease of $3,632 during the comparable prior year period.

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

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Shirren has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Subsequent to the filing of the 10Q/A on September 11, 2010, further evaluation of the disclosure control and procedures found a number of revisions were necessary to the 10Q and based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were found to be ineffective.

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

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007.

Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were ineffective as of June 30, 2010 due to the weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

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

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to June 30, 2010, which correspond to the two material weaknesses identified above.

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

    3.5      AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT
             ON FORM 8-A; FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 2006.

 3.6     AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.5 WITH THE REGISTRANT'S REGISTRATION STATEMENT

3.7      AMENDMENT TO ARTICLES OF INCORPORATION, FILED AS EXHIBIT 3.1 ON FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMSSION ON MARCH 30, 2011 ON FORM 8-A.

E World Interactive, Inc. includes herewith the following exhibits:

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 (Rule 13a-14(a) or 15d-14(a))

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: May 09, 2011
By: /s/ Gerry Shirren, President
Gerry Shirren, President
Principal Executive Officer
Principal Accounting Officer