Form 10-Q
period 2011-03-31
Eworld Interactive, Inc.
filed 2011-05-13
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 04, 2011: 43,262,480 shares of common stock

Part 1 Financial Information

Item 1 Financial Statements

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

		March 31,	December 31,
		2011	2010
		(Unaudited)	(Audited)
Assets:
Current assets:
	Cash	$1,714	$721
	Total current assets	1,714	721
Total Assets		$1,714	$721

Liabilities and Stockholders' Deficit
Current liabilities:
	Accounts and other payables	$140,219	$136,433
	Due to shareholders/related parties	223,841	167,204
	Convertible note - related party	150,000	150,000
	Total current liabilities	514,060	453,637

Stockholders' deficit
	Preferred stock, par value $0.001, 5,000,000 shares
	authorized and no shares issued	-	-
	Common stock, par value $0.001, 150,000,000 shares
	Authorized and 43,262,480 shares outstanding
	at March 31, 2011 and December 31, 2010	43,263	43,263
	Additional paid-in capital	4,172,017	4,172,017
	Accumulated deficit	(4,514,336)	(4,514,336)
	Accumulated deficit during development stage	(213,290)	(153,860)
	Total stockholders' deficit	(512,346)	(452,916)
Total liabilities and stockholders' deficit		$1,714	$721

	The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Month Period Ended March 31,		Development Stage From
			April 1, 2010 to
	2011	2010	March 31, 2011
Expenses
Bank service charges	$21	$-	$487
Office rental	450	-	1,875
Professional fees	54,026	11,900	180,502
Telephone Expense	11	-	11
Office and miscellaneous expense	-	-	922
Storage costs and online stores	922	-	14,931
Impairment of intangible assets and license fees	-	-	449
Investor relations	1,000	-	1,000
Total operating expense	56,430	11,900	200,177
Other income (expense)
Interest expense	(3,000)	-	(12,000)
Foreign currency translation loss	-	-	(1,113)
Net loss	$(59,430)	$(11,900)	$(213,290)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	43,262,480	33,252,480

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Month Period Ended March 31,		Development Stage From April 01, 2010
	2011	2010	to March 31, 2011
Operating Activities
Cash flows from operating activities :
Net Loss	$(59,430)	$(11,900)	$(213,290)
Adjustments to reconile net loss to
net cash provided by operating activities:
Issuance of common stock for services	-	-	150
Issuance of subsidiary common stock for
services prior to acquisition	-	-	50
Loss on foreign currency translations	-	-	1,113
Changes in Operating Assets and Liabilities
Accounts and other payables	3,786	21,000	1,313
Due to shareholders and related parties	56,637	(9,100)	211,351
Cash provided by operating activities	993	-	687
Investing Activities
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Cash provided by investing activities	-	-	950

Increase in cash	993	-	1,637

Cash, beginning of period	721	77	77
Cash, end of period	$1,714	$77	$1,714

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$-	$-	$150,000

The accompanying notes are an intergal part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2010.

The consolidated interim financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into development stage accumulating a net loss of $213,290 from April 1, 2010 to March 31, 2011.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company had no operating revenue during the periods presented and has incurred an accumulated deficit of $4,514,336 at March 31, 2011 and a $213,290 accumulated deficit during development stage period from April 1, 2010 to March 31, 2011.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

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

 The following is a list of related party balances as of March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec 31, 2010
Due to shareholder/related parties	$223,841	$167,204
Convertible Note - Related Party	$150,000	$150,000

Amounts due to related parties include advances from Blue Atelier, Inc. of $24,200 during the three months to March 31, 2011. These advances are non-interest bearing and due on demand.

Other related party transactions during the period include consultancy fee charges for the 3 month period ending March 31, 2011 and 2010 and for the development period from April 1, 2010 to March 31, 2011:

		Three Months to March 31		Development Stage
		2011	2010
Gerry Shirren	Director, E World Interactive Inc	$15,000	$10,000	$60,000
Frank O Donnell	President, Blue Atelier, Inc.	$30,000	-	$90,000

Note 4 - Summary of Significant Accounting Policies

a)	Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)	Basis of consolidation
The consolidated financial statements include the accounts of E World and its wholly owned subsidiaries. On May 24, 2010, the Company acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

c)	Use of Estimates
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

d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

e)	Significant Risks and Uncertainties
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

f)	Basic and Diluted Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying statements.

g)	Fair value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash, due to shareholders/related parties and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

h)	Concentration of Credit Risk
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

i)	Recent Accounting Pronouncements
The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2011-03 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5 Common Stock

Change in Par Value

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

Note 6 Subsequent Events

On April 15, the Company entered into an agreement with Global Earth Sciences, Inc. with regard to the commercialization of proprietary wind turbines and simultaneously entered into a letter agreement with Global Earth Sciences, with regard to E World and Global Earth Sciences working on further renewable energy projects and other related business opportunities and E World and Global Earth Sciences will share equally in any projects undertaken having recovered any development costs.

On April 8, 2011, the Company entered into a memorandum of understanding with Golden Pia/Energy Storage Systems (ESS), a Korean company with regard to the manufacturing and sale of ESS’s battery management storage systems in the US.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

E World Interactive, Inc. (OTC BB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 2580 Anthem Village Drive, Henderson, Nevada 89052. As of March 31, 2011, the Company has 43.26 million shares of its common stock outstanding from an authorized 150 million shares and no Preferred Shares outstanding from an authorized 5 million Preferred Shares. EWRL’s common stock is currently traded on the OTC Bulletin Board. EWRL underwent a change of control in October 2009 and a new board of directors and management team has been appointed to the group. The Company became a shell company in 2009 when all operations ceased and it emerged from shell status with the acquisition of Media and Technology Solutions, Inc. on May 24, 2010 as a first step in the implementation of a new business plan for the company.

PLAN OF OPERATION

E World Interactive Inc. (E World) has an integrated business model with a number of key areas of business, each closely connected with business operations in the US and China. The key area of E World business is planned to be green energy driven business, with a series of opportunities in solar and wind energy generation and storage projects, green energy ‘net zero’ housing developments and TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfillment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc.

E World operates in a low risk manner with limited financial exposure on its downside risk while maintaining major upside potential. E World’s key expertise from its Board members, its management and its associates gives it a major advantage to successfully exploit this ‘green energy’ business focus and it has a pipeline of opportunities, some of which have rights to proprietary technologies.

‘Net Zero’ Energy Housing

In 2008, the US Government Accounting Office produced a report on Progress in Promoting Green Building and efforts to reduce energy costs and to benefit tenants of low income housing developments. This included a series of recommendations on the promotion of green building, energy efficiency in the building design and appliances and to find ways to deal with the higher upfront costs of green energy investments.  E World has assembled a ‘net zero’ housing solutions program that combines the cumulative effect of the various elements to maximize the potential of green energy efficiency and sustainable material usage for these housing projects. These include
(i)	Green energy building design
(ii)	Green building materials
(iii)	Solar or Wind on-site energy creation
(iv)	On-site energy storage and smart-grid interface
(v)	Green energy appliances with heating, cooling, lighting, water and kitchen appliances

The green energy housing design will lower utility bills, provide improved comfort and increase the long-term project value of the housing development and comply with the latest and expected future energy codes.

The low cost housing solutions are adaptable to a number of uses including residential, vacation and recreational housing and cabins that will suit some of the planned E World real estate developments.

Renewable Energy, Storage and Related Business

Renewable energy creation and storage will be a key area of future business for E World. Combining major strategic partnerships with proprietary technology owners, E World is the agent for these technologies for our E World locations and has exclusivity for some applications. In addition, E World partnering with Global Earth Sciences has developed proprietary wind solutions. The energy generation and storage partnerships will include the following

(i)
Proprietary wind turbine generation systems. The wind turbine solutions scale from 1 kilowatt mobile units suitable for motor homes to the 1.5 megawatt units, providing low impact wind units that are low maintenance and ideally suited to the locations that we have proposed for development.

(ii)	Other energy generation technologies including ‘waste to energy’ developments on a utility scale.
(iii)	Geo-polymer technologies, producing products with patented designs for large and small scale civil construction, transportation and housing projects.
(iv)
Proprietary energy storage systems. This is a lithium ion phosphate based re-chargeable battery system which is scalable and integrates with the grid for balancing of surplus and deficits of power needs.

(v)	Electric vehicles.

E World Media and the E World Store

E World has a long history and expertise in media, especially in TV projects and is developing a weekly TV show to showcase green energy developments, advise on the latest technologies, give cost saving advise and provide information on government incentives and rebates. E World also plans to be both a retailer and wholesaler of green energy products, including those that it will have propietary technology rights to for some applications and will seek to add a complete range of green energy products with direct, online and TV direct response sales.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2010

Revenues for the three month period ended March 31, 2011were $0, the same as for the three month period ended March 31, 2010 at $0.

Total operating expense for the three month period ended March 31, 2011 increased by $44,530 from $11,900 for the three months ended March 31, 2010 to $56,430 for the same period in 2011. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the three months ended March 31, 2011 increased by $3,000 from $0 for the three months ended March 31, 2010 to $3,000 for the same period in 2011. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc. the majority shareholder of E World issued in connection with the purchase of intangible assets. The note matures on September 30, 2011 with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $47,530 from net loss of $11,900 for the three months ended March 31, 2010 to a net loss of $59,430 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $59,430, generated cash flow from operations of $993 for the three months ended March 3, 2011, had a working capital deficiency of $512,347, an accumulated deficit of $4,514,336 along with an accumulated deficit of $213,290 during development stage for the period from April 1, 2010 to March 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $1,714 on March 31, 2011 compared to $721 as of December 31, 2010.

During the three months ended March 31, 2011, net cash generated by operating activities totaled $993, compared to net cash generated by operating activities of $0 for the comparable three month period in 2010. Net cash used in investing activities for the three months ended March 31, 2011 totaled $0 compared to $0 for the comparable three month period in 2010. Net cash provided by financing activities for the three months ended March 31, 2011 totaled $0 compared to $0 for the comparable three month period in 2010.

The above cash flow activities yielded a net cash increase of $993 during the three months ended March 31, 2011 compared to $0 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

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

Inherent Limitations on the Effectiveness of Controls

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer/Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2011. Based on that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

None, for the three month period ending March 31, 2011

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no registered or any other sale of equity securities during the three month period ended March 31, 2011.

Item 3. Defaults upon Senior Securities

None, for the three month period ending March 31, 2011

Item 4. Submission of matters to a Vote of Security Holders

None, for the three month period ending March 31, 2011

Item 5. Other Information

None

Item 6. Exhibits

E World Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009.
3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011.
10.1
Stock purchase agreement - Between E World Interactive, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009.

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Principal Executive Officer and Principal Financial Officer (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: May 13, 2011	By: /s/ Gerry Shirren, President

Gerry Shirren, President
Principal Executive Officer
Principal Financial Officer