Form 10-Q
period 2011-06-30
Eworld Interactive, Inc.
filed 2011-08-22
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of July 29, 2011:
43,262,480 shares of common stock

Part 1 Financial Information

Item 1 Financial Statements
E World Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$8	$721
Total current assets	$8	$721
Total assets	$8	$721

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	142,882	136,433
Accounts payable-related parties	145,025	79,000
Due to shareholders	137,771	88,204
Convertible note-related party	150,000	150,000
Total current liabilities	575,678	453,637
Total liabilities	575,678	453,637
Stockholders' Deficit:
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 150,000,000 shares Authorized and 43,262,480 shares outstanding at June 30, 2011 and December 31, 2010	43,263	43,263
Additional paid-in capital	4,172,017	4,172,017
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit during development stage	(276,614)	(153,860)
Total stockholders' deficit	$(575,670)	$(452,916)

Total liabilities and stockholders' deficit	$8	$721

The accompanying notes are an integral part of these consolidated financial statements.

E WORLD INTERACTIVE , INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,		Development Stage from April 1, 2010 to
	2011	2010	2011	2010	June 30, 2011
Sales	$28	$-	$28	$-	$28

Operating expenses:
Bank service charges	367	62	388	62	854
Professional fees	56,121	35,239	110,148	47,138	236,624
Office rental and miscellaneous expense	450	7,104	900	7,104	3,247
Telephone expense	2	-	13	-	13
Online storage costs	1,081	-	2,002	-	16,011
Investor relations	-	-	1,000	-	1,000
Travel expense	2,332	-	2,332	-	2,332
Impairment of intangible assets and license fees	-	-	-	-	449
Total operating expense	$60,353	$42,405	$116,783	$54,304	$260,530
Operating loss	$(60,325)	$(42,405)	$(116,754)	$(54,304)	$(260,501)
Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(3,000)	(3,000)	(6,000)	(3,000)	(15,000)
Net loss	$(63,325)	$(45,405)	$(122,754)	$(57,304)	$(276,614)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	43,262,480	38,252,480	43,262,480	38,252,480

The accompanying notes are an integral part of these consolidated financial statements.

E WORLD INTERACTIVE , INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Period Ended June 30		Development Stage Period from April 1, 2010 to
	2011	2010	June 30, 2011
Operating Activities
Cash flows from operating activities :
Net loss	$(122,754)	$(57,304)	$(276,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	-	150

Issuance of subsidiary common stock for services prior to acquisition	-	50	50
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Accounts payable-related parties	66,025	19,755	145,025
Accounts and other payables	6,413	27,945	3,941
Cash used in operating activities	$(50,316)	$(9,554)	$(126,335)
Investing activities
Issuance of subsidiary stock for cash prior to acquisition	-	950	950
Purchase of Intangible Assets	-	(449)	-
Cash provided by investing activities	$-	$501	$950
Financing activities
Advances from shareholders/related parties	49,567	10,000	125,280
Bank overdrafts	36	-	36
Cash provided by financing activities	$49,603	$10,000	$125,316
Increase (decrease) in cash	(713)	947	(69)
Cash, beginning of period	721	77	77
Cash, end of period	$8	$1,024	$8

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$-	$150,000	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

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

On April 1, 2010, the Company entered into development stage accumulating a net loss of $276,614 from April 1, 2010 to June 30, 2011.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company has incurred an accumulated deficit of $4,514,336 at June 30, 2011 and a $276,614 accumulated deficit during development stage period from April 1, 2010 to June 30, 2011.  Our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Note 3 – Related Party Transactions

The Company records transactions of commercial substance with related parties at amounts agreed to between the related parties and management, which are meant to approximate fair value. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc., a wholly owned subsidiary, holds an unsecured 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The convertible note was issued in connection with the purchase of intangible assets. The note matures on September 30, 2011 with interest due at maturity and may be converted to E World common stock at a price to be agreed.

 The following is a list of related party balances as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Due to shareholders	$137,771	$88,204
Accounts payable - related party	$145,025	$79,000
Convertible note - related party	$150,000	$150,000

Amounts due to related parties include advances from Blue Atelier, Inc. of $48,200 during the six months to June 30, 2011. These advances are unsecured, non-interest bearing and due on demand.

Other related party transactions during the period include consultancy fee charges for the 6 month period ending June 30, 2011 and for the Development Period from April 1, 2010 to June 30, 2011:

		Six Months to June 30,		Development Stage
		2011		2010
Gerry Shirren	Director, E World Interactive Inc.	$30,000	$25,000	$75,000
Frank O Donnell	President, Blue Atelier, Inc.	$60,000	-	$120,000

Note 4 - Summary of Significant Accounting Policies

a)	Basis of Presentation
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

i)	Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings. The Company reclassified advances from shareholders from the operating activities section of the statement of cash flows to the financing section.

j)	Recent Accounting Pronouncements

k)
The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2011-07 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

l)	Revenue Recognition
The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

Note 5 – Subsequent Events

On July 27, 2010, E World Interactive, Inc. (“E World” or the “Company”) entered into a binding letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”), in which GRES following a series of transactions would hold 95% of the common stock outstanding in E World after the transactions have been completed. Under the LOI the transaction will be completed within 60 days of August 01, 2011.  If not completed within this 60 day period, unless otherwise agreed by the Parties, there will be an increase in the interest held by the current shareholders of E World to 75%.

The series of transactions, which are planned to happen simultaneously, under the LOI are outlined as follows:
(i)
GRES has agreed to purchase at least 72% of the outstanding of  members shares of Richfield Equities, LLC (“Richfield”) including the Richfield operating business of waste management, land fill operations and all underlying assets, liabilities and businesses as set out in the terms of the acquisition (the “Acquisition”);

(ii)	GRES has agreed to obtain third party financing of no less than $6.5 million to fund the Acquisition;
(iii)
E World will acquire GRES’s interest in the agreement to finance and purchase Richfield for consideration consisting of E World common stock equivalent to 95% of the outstanding stock of E World following the completion of the transaction including the raising of new financing of at least $6.5 million;

(iv)
GRES has agreed to immediately fund $200,000 of which $100,000 is to be used as a good faith payment to  Richfield in connection with the acquisition and the remaining $100,000 for continuing operational overhead costs of E World and other costs related to the transaction;

(v)
Prior to the issue of the new common stock to GRES, E World will spin-off it’s wholly owned subsidiary Media and Technology Solutions, Inc. (“Media and Technology”) by way of dividend shares to current E World stockholders;

(vi)	Media and Technology will also receive 10% of the outstanding stock of GRES as part of the consideration for the purchase of E World’s interest in GRES transaction;
(vii)	Media and Technology retain the ownership of the E World name and E World websites;
(viii)	And, the transaction will be completed within 60 days of August 01, 2011.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

E World Interactive, Inc. (OTC BB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 2580 Anthem Village Drive, Henderson, Nevada 89052. As of June 30, 2011, the Company has 43.26 million shares of its common stock outstanding from an authorized 150 million shares and no Preferred Shares outstanding from an authorized 5 million Preferred Shares. EWRL’s common stock is currently traded on the OTC Bulletin Board. EWRL underwent a change of control in October 2009 and a new board of directors and management team has been appointed to the group. The Company became a shell company in 2009 when all operations ceased and it emerged from shell status with the acquisition of Media and Technology Solutions, Inc. on May 24, 2010 as a first step in the implementation of a new business plan for the company.

PLAN OF OPERATION

E World Interactive Inc. (E World) has an integrated business model with a number of key areas of business, each closely connected with business operations in the US and China. The key area of E World business is planned to be green energy driven business, with a series of opportunities in solar and wind energy generation and storage projects, green energy ‘net zero’ housing developments and TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfillment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc. The company’s website is available at www.eworldcorp.net. The company’s subsidiary Media and Technology Solution’s website is available at www.mediaandtechnology.net.

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

E World will launch its online store at www.eworldstore.tv in conjunction with its planned ‘Green TV’ television show which will showcase developments in green energy for both business and residential energy consumers.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2010

Revenues for the six month period ended June 30, 2011were $28 compared to $0 for the six month period ended June 30, 2010.

Total operating expense for the six month period ended June 30, 2011 increased by $62,479 from $54,304 for the three months ended June 30, 2010 to $116,783 for the same period in 2011. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the six months ended June 30, 2011 increased by $3,000 from $3,000 for the six months ended June 30, 2010 to $6,000 for the same period in 2011. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc., the majority shareholder of E World, issued in connection with the purchase of intangible assets. The note matures on September 30, 2011 with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $65,450 from net loss of $57,304 for the six months ended June 30, 2010 to a net loss of $122,754 for the same period in 2011.

THREE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2010

Revenues for the three month period ended June 30, 2011were $28 compared to $0 for the three month period ended June 30, 2010.

Total operating expense for the three month period ended June 30, 2011 increased by $17,948 from $42,405 for the three months ended June 30, 2010 to $60,353 for the same period in 2011. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the three months ended June 30, 2011 was $3,000, the same as for the three months ended June 30, 2010. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc., the majority shareholder of E World, issued in connection with the purchase of intangible assets. The note matures on September 30, 2011 with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $17,920 from net loss of $45,405 for the three months ended June 30, 2010 to a net loss of $63,325 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $122,754, used cash flow from operations of $50,316 for the six months ended June 30, 2011, had a working capital deficiency of $575,670, an accumulated deficit of $4,514,336 along with an accumulated deficit of $276,614 during development stage for the period from April 1, 2010 to June 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $8 on June 30, 2011 compared to $721 as of December 31, 2010.

During the six months ended June 30, 2011, net cash used by operating activities totaled $50,316, compared to net cash used by operating activities of $9,554 for the comparable six month period in 2010. Net cash provided by investing activities for the six months ended June 30, 2011 totaled $0 compared to $501 for the comparable six month period in 2010. Net cash provided by financing activities for the six months ended June 30, 2011 totaled $49,603 compared to $10,000 for the comparable six month period in 2010.

The above cash flow activities yielded a net cash decrease of $713 during the six months ended June 30, 2011 compared to an increase of $947 during the comparable prior year period.

GOING CONCERN

The consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company had minimal operating revenue and our ability to continue as a going concern is dependent upon the company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer/Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended June 30, 2011. Based on that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

None, for the six month period ending June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no registered or any other sale of equity securities during the six month period ended June 30, 2011.

Item 3. Defaults upon Senior Securities

None, for the six month period ending June 30, 2011.

Item 4. Submission of matters to a Vote of Security Holders

None, for the six month period ending June 30, 2011.

Item 5. Other Information

None

Item 6. Exhibits

E World Interactive, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
3.6	Amendment to Articles of Incorporation, filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009.
3.7	Amendment to Articles of Incorporation, filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011.
10.1
Stock purchase agreement - Between E World Interactive, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009.

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Principal Executive Officer and Principal Financial Officer(18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: August 15, 2011	By:	/s/ Gerry Shirren, President
Gerry Shirren, President
Principal Executive Officer
Principal Financial Officer