Form 10-Q/A
period 2011-06-30
Eworld Interactive, Inc.
filed 2011-08-25
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
43,262,480 shares of common stock

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files as Exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statements of Cash Flows and (v) the unaudited Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q

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

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*           These exhibits were previously included or incorporated by reference in Eworld Interactive’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: August 25, 2011	By:	/s/ Gerry Shirren, President
Gerry Shirren, President
Principal Executive Officer
Principal Financial Officer