Form 10-Q
period 2011-09-30
Eworld Interactive, Inc.
filed 2011-11-14
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares outstanding of each of the issuer's classes of common equity as of October 31,  2011:
49,262,480 shares of common stock pre-split, 9,252,499 post split (Note 7 to the Financial Statements)

Part 1 Financial Information

Item 1 Financial Statements

E World Interactive, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Septmeber 30,	Decemeber 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$114,944	$721
Prepaid assets	13,500	-
Total current assets	128,444	721
Total assets	$128,444	$721

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts and other payables	$140,610	$136,433
Accounts payable-related party	178,100	79,000
Due to related parties	149,522	88,204
Convertible notes-related party	150,000	150,000
Total current liabilities	618,232	453,637

Total liabilites	618,232	453,637

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 150,000,000 shares Authorized and 8,652,499 shares outstanding at September 30, 2011 and and December 31, 2010	8,652	8,652
Stock payable	150,000	-
Additional paid-in capital	4,206,628	4,206,628
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit during development stage	(340,732)	(153,860)
Total stockholders' deficit	(489,788)	(452,916)

Total liabilities and stockholders' deficit	$128,444	$721

The accompanying notes are an integral part of these consolidated financial statements.

E WORLD INTERACTIVE , INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,		Development Stage
	2011	2010	2011	2010	April 01 2010 - Sept 30, 2011
		(Restated)		(Restated)	(Restated)
Sales	$-	$-	$28	$-	$28

Operating expenses:
Bank service charges	339	310	727	330	1,193
Professional fees	59,526	61,753	169,673	97,971	296,149
Office rental and miscellaneous expense	481	7,029	1,381	7,554	3,728
Telephone expense	-	-	13	-	13
Storage costs	772	-	2,774	-	16,783
Investor relations	-	-	1,000	-	1,000
Travel expense	-	-	2,332	-	2,332
Impairment of intangible assets and license fees	-	-	-	-	449
Total operating expense	61,118	69,092	177,900	105,855	321,647
Operating loss	(61,118)	(69,092)	(177,872)	(105,855)	(321,619)
Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(3,000)	(3,000)	(9,000)	(6,000)	(18,000)
Net loss	$(64,118)	$(72,092)	$(186,872)	$(111,855)	$(340,732)

Net loss per common share-basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding-basic	8,652,499	8,651,499	8,652,499	7,984,496

The accompanying notes are an integral part of these consolidated financial statements.

E WORLD INTERACTIVE , INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Month Period Ended September 30,		Development Period from 01 April 2010 to 30 Sept
	2011	2010	2011
		(Restated)	(Restated)
Operating Activities
Cash flows from operating activities :

Net loss	$(186,872)	$(111,855)	$(340,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	150	150
Issuance of subsidiary common stock for services prior to acquisition	-	50	50
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Prepaids expenses	(13,500)	-	(13,500)
Accounts and other payables	4,141	28,843	1,669
Accounts payable-related party	99,100	71,000	178,100
Cash used in operating activities	(97,131)	(11,812)	(173,150)
Investing Activities
Issuance of subsidiary stock for cash prior to acquisition	-	950	950
Purchase of intangible assets	-	(449)	-
Cash provided by investing activities	-	501	950
Financing Activities
Stock payable	150,000	-	150,000
Advances from shareholders/related parties	61,318	19,255	137,031
Bank overdraft	36	-	36
Cash provided by financing activities	211,354	19,255	287,067

Increase in Cash	114,223	7,944	114,867
Cash, beginning of period	721	77	77
Cash, end of period	$114,944	$8,021	$114,944

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$-	$150,000	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

E World Interactive, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The consolidated interim financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into development stage accumulating a net loss of $340,732 from April 1, 2010 to September 30, 2011.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company has incurred a total accumulated deficit of $4,855,068 at September 30, 2011 including a $340,732 accumulated deficit during development stage period from April 1, 2010 to September 30, 2011.  Our ability to continue as a going concern is dependent upon the Company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – Restatement

The Financial Statements at September 30, 2010 has the following restatements;

1.  Acquisition of Media and Technology Solutions, Inc.:

On May 24, 2010, E World Interactive, Inc. entered into a purchase agreement to acquire 100% of Media and Technology Solutions, Inc., (“Media and Technology”). Upon completion of the Company’s financial statements as of December 31, 2010, an accounting error was discovered that required the restatement of amounts previously reported. Intangible assets purchased from Blue Atelier (majority stockholder of the Company) should have been recorded at the transferors’ historical cost basis determined under GAAP. On the date the intangible assets were purchased, the unsecured convertible note payable to Blue Atelier executed by the Company as consideration for the intangible assets exceeded the transferors’ historical cost basis by $150,000. This excess should have been recorded by the Company as a deemed distribution to Blue Atelier (majority stockholder). On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and accordingly the acquisition should have been accounted for in a manner similar to a pooling of the entities under GAAP because the entities were under common control at the time of the transaction. The accompanying restated financial statements include the results of Media and Technology from the date of inception of Media and Technology on February 01, 2010 reducing our loss by $7,458.

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

Extract from the Financial Statements and Restatement

1.	Extract from Statement of Operations

	3 Month Period Ended			9 Month Period Ended
	September 30,		September 30,	September 30,		September 30,
	2010	Error	2010	2010	Error	2010
	(Unaudited)	Correction	(Unaudited)	(Unaudited)	Correction	(Unaudited)
	(Previously Restated)		(Restated)	(Previously Restated)		(Restated)
Statement of Operations

Bank Charges	$268	$42	$310	$289	$41	$330
Office Rental	450	6,579	7,029	975	6,579	7,554
Professional Fees	50,682	11,071	61,753	86,898	11,072	97,971
Impairment of Intangibles	25,000	(25,000)	-	25,000	(25,000)	-
Office and Miscellaneous Expense	150	(150)	-	150	(150)	-

Total Operating Expense	76,550	(7,458)	69,092	113,312	(7,458)	105,855
Interest Expense	3,000	-	3,000	6,000	-	6,000

Net Loss	$(79,550)	$7,458	$(72,092)	$(119,312)	$7,458	$(111,855)

Net Profit/Loss Per Share	$(0.01)		$(0.01)	$(0.01)		$(0.01)

Weighted Average Shares Outstanding	8,651,499		8,651,499	7,984,496		7,984,496

2.	Extract from Statement of Cash Flows

Statement of Cash Flows		9 Month Period Ended
	September 30,		September 30,
	2010	Error	2010
	(Unaudited)	Correction	(Unaudited)
	(Previously Restated)		(Restated)
Operating Activities
Cash flows from operating activities :
Net Profit/(Loss)	$(119,312)	$7,458	$(111,855)
Impairment of Intangible	25,000	(25,000)
Issue of Stock for Services prior to acquisition	-	50	50
Changes in Operating Assets and Liabilities
Stock Issued for Services		150	150
Accounts and other payables	28,843		28,843
Accounts payable-related party	-	71,000	71,000

Cash used in Operating Activities	(65,468)	53,658	(11,812)
Investing Activities
Issuance of Subsidiary Stock Prior to Acquisition		950	950
Pre -acquisition loss at Media and Technology	(16,543)	16,543
Purchase of intangibles	(449)	-	(449)
Cash (Used in) Provided Investing Activities	(16,992)	17,493	501
Financing Activities
Advances from shareholders/related parties	90,255	(71,000)	19,255
Stock Issued	150	(150)	-
Cash Provided by Financing Activities	90,405	(71,150)	19,255
Increase(Decrease) in Cash	7,945	(1)	7,944
Cash at Beginning of Period	77		77
Cash, End of Period	$8,022	$(1)	$8,021
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deemed distribution to majority shareholder	$-	$150,000	$150,000

Note 4 - Summary of Significant Accounting Policies

a)	Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)	Basis of Consolidation
The consolidated financial statements include the accounts of E World and its wholly owned subsidiaries. On May 24, 2010, the Company acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of E World Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of  inception of Media and Technology on February 1, 2010 because the entities were under common control. On July 27, 2011, the Company incorporated a new wholly owned subsidiary, E World Corp. All significant inter-company transactions and balances have been eliminated.

c)	Inter-Company Transactions E World Interactive Inc. and E World Corp.
By way of an assignment agreement between E World Corp and E World Interactive, a number of agreements, letters of intent and various rights and any obligation relating to these rights held by E World Interactive, Inc. were assigned to and accepted by E World Corp. In addition, Media and Technology Solutions, Inc. become a wholly owned subsidiary of E World Corp with the transfer of the stock held by E World Interactive Inc. to E World Corp. In an additional agreement between E World Interactive, Inc. and E World Corp, E World Corp. assumed all existing liabilities of E World Interactive, Inc. as of the agreement date in exchange for a note receivable from E World Interactive.  The note which is unsecured and does not include a provision for interest will remain in effect between the two companies after closing of the transaction currently contemplated under the letter of intend dated September 17, 2011 with Green Renewable Energy Solutions, Inc. (see note 6).  The liabilities assumed by E World Corp. included accounts payable to unrelated third parties,  accounts payable to related parties, amounts due to related parties and a convertible note due to a related party.  This assignment and transfer of stock between entities included in the consolidated group had no impact on the consolidated financial statements.
These transactions were to facilitate the agreement entered into between E World Interactive, Inc. and Green Renewable Energy Solutions, Inc. on August, 27, 2011 and which was subsequently cancelled and replaced by a new agreement on September 17, 2011 (see note 6). As part of this agreement, E World Corp will be spun out as a separate independent company and E World Interactive, Inc. will change its name to Green Energy Renewable Solutions, Inc.

e)	Use of Estimates
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

f)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

g)	Significant Risks and Uncertainties
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

i)	Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash, due to shareholders/related parties and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

j)	Concentration of Credit Risk
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

k)	Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings. The Company reclassified advances from shareholders from the operating activities section of the statement of cash flows to the financing section.

l)	Recent Accounting Pronouncements
The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2011-09 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

m)	Revenue Recognition
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

Note 5 – Related Party Transactions

The Company records transactions of commercial substance with related parties at amounts agreed to between the related parties and management, which are meant to approximate fair value. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc., a wholly owned subsidiary, holds an unsecured 8% convertible note with Blue Atelier, Inc., the majority shareholder of E World. The convertible note was issued in connection with the purchase of intangible assets. The maturity date for the note has been extended by agreement with |Blue Atelier, the beneficiary of the note from September 30, 2011 to March 31, 2012. The note may be converted to E World common stock at a price to be agreed.

 The following is a list of related party balances as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Due to shareholders	$149,522	$88,204
Accounts payable - related party	$178,100	$79,000
Convertible note - related party	$150,000	$150,000

Amounts due to shareholders include advances from Blue Atelier, Inc. of $142,074 during the nine months ended September 30, 2011. These advances are unsecured, non-interest bearing and due on demand.

Other related party transactions during the period include consultancy fee charges for the nine month period ending September 30, 2011 and for the Development Period from April 1, 2010 to September 30, 2011:

		Nine months ended September 30,		Development Stage
		2011	2010
Gerry Shirren	Director, E World Interactive Inc.	$45,000	$40,000	$90,000
Frank O Donnell	President, Blue Atelier, Inc.	$90,000	$30,000	$150,000

Note 6 – Agreement with Green Renewable Energy Solutions

On September 17, 2011, E World Interactive, Inc. (“E World” or the “Company”) entered into a  letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which was to cancel the Binding Letter of Intent entered into between the Parties on July 27, 2011 and to replace this with a new agreement. The new agreement entered into by E World and GRES is summarized below:

i.
E World will acquire the assets of GRES including contracts entered into by GRES with regard to the acceptance, processing and disposal of construction and demolition waste dated May 19, 2011 and Municipal Solid Waste agreement dated September 07, 2011 and other agreements relating to the financing of energy and waste disposal projects.

ii.	E World will change its name immediately to Green Energy Renewable Solutions Inc.

iii.
The consideration for the acquisition of GRES will be the issue of new common stock of E World such that on completion of the issue, the existing shareholders of both E World and GRES will own the Company in equal amount.

iv.	The board of the Company will change with immediate effect to reflect this 50/50 ownership and Joe DuRant will be appointed as Chief Executive Officer of the Company.

v.
Prior to the completion of the transaction and the issue of E World stock, E World will spin out its wholly owned subsidiaries, Media and Technology Solutions, Inc. and E World Corp as independent public companies. E World Corp will retain the ownership of the E World name, websites and all existing agreements, licenses and projects in development other than the project being developed by GRES.

 Note 7 – Stockholders Equity

As of September 30, 2011, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001.

On October 4, 2011, the Board of Directors approved a 5 to 1 reverse stock split of its issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares outstanding and a decrease in the par value of common stock with a corresponding increase in additional paid-in capital. All share amounts have been retroactively restated to reflect this reverse stock split.

As of September 30, 2011 and December 31, 2010, the Company had 8,652,499 shares of common stock outstanding.

Stock Payable

On August 24, 2011, the Company received cash consideration in the amount $150,000 from non-related individuals for the purchase of 3,000,000 (pre-split) shares of common stock. As of September 30, 2011 the shares have not been issued by the Company. On a post stock split basis of the shares, the investor will receive 600,000 shares of common stock.

Note 8 - Subsequent Events

On October 04, 2011, the Board approved a 5:1 reverse split of the E World Interactive Inc. common stock, the reverse split having been approved by Blue Atelier Inc., the owner of more than 75% of the outstanding stock. The reverse split will take place prior to the issue of stock to GRES under the agreement referred to in Note 5. All shares have been retroactively restated to reflect this reverse stock split in the accompanying financial statements.

E World is now proceeding with the completion of the reverse split, the spin-out of the subsidiary operations E World Corp and the change of name to Green Energy Renewable Solutions, Inc. In this spin-out, for convenience, E World Corp acquired 100% of the ownership of Media and Technology Solutions, Inc. from E World Interactive, Inc.

On October 30, 2011, E World Interactive Inc. entered into an agreement to purchase a total of 15 acres of real estate in the City of Highland Park, Wayne County, Michigan. This will be the location of the operation for the acceptance, processing and disposal of construction and demolition waste as anticipated in the agreement with GRES in Note 6.

On October 31, 2011, the Company issued 3,000,000 shares of common stock (pre-split) in fulfillment of a $150,000 stock payable. On a post stock split basis of the shares, the investor received 600,000 shares of common stock.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

E World Interactive, Inc. (OTC BB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 2580 Anthem Village Drive, Henderson, Nevada 89052. On October 4, 2011 the Board of Directors approved a 5 to 1 reverse stock split of its issued and outstanding common stock. The stock split has been retroactively applied to the financial statements resulting in a decrease in the number of shares outstanding and a decrease in the par value of common stock with a corresponding increase in additional paid-in capital. All share amounts have been retroactively restated to reflect this reverse stock split. As of September 30, 2011 and December 31, 2010, on a post stock split basis, the Company had 8,652,499 shares of common stock outstanding from an authorized 150 million shares and no Preferred Shares outstanding from an authorized 5 million Preferred Shares. EWRL’s common stock is currently traded on the OTC Bulletin Board. On October 31, 2011 the Company issued 3,000,000 shares of common stock (pre-split) in fulfillment of a $150,000 stock payable. On a post stock split basis of the shares, the investor received 600,000 shares of common stock.

PLAN OF OPERATION

E World Interactive Inc. (E World) has an integrated business model with a number of key areas of business, each closely connected with business operations in the US and China. The key area of E World business is planned to be green energy driven business, with a series of opportunities in solar and wind energy generation and storage projects, integrated municipal energy related projects, green energy ‘net zero’ housing developments and TV based media and marketing programs. E World has extensive relationships and partnerships in China for product sourcing and fulfillment as well as holding a number of rights to US media brands for China and will continue to develop and exploit the various media related interests owned by the Company’s wholly owned subsidiary, Media and Technology Solutions, Inc. The company’s website is available at www.eworldcorp.net. The company’s subsidiary Media and Technology Solution’s website is available at www.mediaandtechnology.net.

E World operates in a low risk manner with limited financial exposure on its downside risk while maintaining major upside potential. E World’s key expertise from its Board members, its management and its associates gives it a major advantage to successfully exploit this ‘green energy’ business focus and it has a pipeline of opportunities, some of which have rights to proprietary technologies.

On September 17, 2011, E World Interactive, Inc. (“E World” or the “Company”) entered into a  letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which was to cancel the Binding Letter of Intent entered into between the Parties on July 27, 2011 and to replace this with a new agreement. The new agreement entered into by E World and GRES is summarized below:

i.
E World will acquire the assets of GRES including contracts entered into by GRES with regard to the acceptance, processing and disposal of construction and demolition waste dated May 19, 2011 and Municipal Solid Waste agreement dated September 07, 2011 and other agreements relating to the financing of energy and waste disposal projects.

ii.	E World will change its name immediately to Green Energy Renewable Solutions Inc.

iii.
The consideration for the acquisition of GRES will be the issue of new common stock of E World such that on completion of the issue, the existing shareholders of both E World and GRES will own the Company in equal amount.

iv.	The board of the Company will change with immediate effect to reflect this 50/50 ownership and Joe DuRant will be appointed as Chief Executive Officer of the Company.

v.
Prior to the completion of the transaction and the issue of E World stock, E World will spin out its wholly owned subsidiaries, Media and Technology Solutions, Inc. and E World Corp as independent public companies. E World Corp will retain the ownership of the E World name, websites and all existing agreements, licenses and projects in development other than the project being developed by GRES.

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

(i)	Proprietary wind turbine generation systems.
(ii)	Other energy generation technologies including integrated ‘waste to energy’ solutions on a utility scale for municipal authorities.
(iii)	Geo-polymer technologies, producing products with patented designs for large and small scale civil construction, transportation and housing projects.
(iv)
Proprietary energy storage systems. This is a lithium ion phosphate based re-chargeable battery system which is scalable and integrates with the grid for balancing of surplus and deficits of power needs.

(v)	Electric vehicles and other renewable energy consumer products.

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

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010

Revenues for the nine month period ended September 30, 2011were $28 compared to $0 for the nine month period ended September 30, 2010.

Total operating expense for the nine month period ended September 30, 2011 increased by $72,045 from $105,855 for the nine months ended September 30, 2010 to $177,900 for the same period in 2011. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the nine months ended September 30, 2011 increased by $3,000 from $6,000 for the nine months ended September 30, 2010 to $9,000 for the same period in 2011. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc., the majority shareholder of E World, issued in connection with the purchase of intangible assets. The note matures on March 31, 2012 with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $75,017 from net loss of $111,855 for the nine months ended September 30, 2010 to a net loss of $186,872 for the same period in 2011.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

Revenues for the three month period ended September 30, 2011were $0 compared to $0 for the three month period ended September 30, 2010.

Total operating expense for the three month period ended September 30, 2011 reduced by $7,974 from $69,092 for the three months ended September 30, 2010 to $61,118 for the same period in 2011. The decrease was primarily due to a reduction in office and miscellaneous expense for the period.

Interest expense for the three months ended September 30, 2011 was $3,000, the same as for the three months ended September 30, 2010. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc., the majority shareholder of E World, issued in connection with the purchase of intangible assets. The note matures on March 31, 2012 with interest due on maturity.

Due to the factors described above, the Company's net loss reduced by $7,974 from net loss of $72,092 for the three months ended September 30, 2010 to a net loss of $64,118 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $186,872, used cash flow from operations of $97,131 for the nine months ended September 30, 2011, had a working capital deficiency of $489,788, an accumulated deficit of $4,514,336 along with an accumulated deficit of $340,732 during development stage for the period from April 1, 2010 to September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $114,944 on September 30, 2011 compared to $721 as of December 31, 2010.

During the nine months ended September 30, 2011, net cash used by operating activities totaled $97,131, compared to net cash used by operating activities of $11,812 for the comparable nine month period in 2010. Net cash provided by investing activities for the nine months ended September 30, 2011 totaled $0 compared to $501 for the comparable nine month period in 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 totaled $211,354 compared to $19,255 for the comparable nine month period in 2010.

The above cash flow activities yielded a net cash increase of $114,223 during the nine months ended September 30, 2011 compared to an increase of $7,944 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision of the Company’s Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

None, for the nine month period ending September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company sold 3,000,000 shares of Common Stock for a total of $150,000 during nine month period ending September 30, 2011 and the stock relating to this sale was pending issuance as of September 30, 2011.

Item 3. Defaults upon Senior Securities

None, for the nine month period ending September 30, 2011.

Item 4. Submission of matters to a Vote of Security Holders

None, for the nine month period ending September 30, 2011.

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

10.3
Letter of Intent between E World Interactive, Inc. and Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which was to cancel the Binding Letter of Intent entered into between the Parties on July 27, 2011 and to replace this with a new agreement relating to the acquisition of the assets of GRES, change of name, reverse split and spin out of subsidiaries.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Principal Executive Officer and Principal Financial Officer (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E World Interactive, Inc.

Date: November 14, 2011	By: /s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

By: /s/ Gerry Shirren, Chief Financial Officer
Gerry Shirren
Chief Financial Officer