Form 10-K
period 2011-12-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-04-16
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.000-52438

Green Energy Renewable Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

2029 Paradise Road,

Las Vegas, Nevada, 89104

(Address of Principal Executive Offices)

702 331 8427

(Issuer’s telephone number)

E World Interactive, Inc.

101 Convention Center, Suite 1001,

Las Vegas, NV 89019

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

Yes ☐ No ☒

Revenues for year ended December 31, 2011: $207

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2011, computed by reference to the bid/ask price of $0.15 at December 31, 2011 is $1,387,875

Number of shares of our common stock outstanding as of April 02, 2012 is: 18,037,800

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 02, 2012: 18,037,800 shares of common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 241,431 shares (22,450,000 shares before reflecting the effect of the cancelation of 11,952,999 shares, a 4.6 to 1 forward split in 2007, a 40 to 1 reverse split in 2009 and 5 to 1 reverse split in January 2012) of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 5,000,000 (25,000,000 shares before the effect of the 5 to 1 reverse split in January 2012) newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 1,374,566 (6,872,830 shares before the effect of the 5 to 1 reverse split in January 2012) shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 2,000,00 shares (10,000,000 shares before the effect of the 5 to 1 reverse split in January 2012) of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology has been accounted for similar to a pooling in accordance with GAAP because the entities were under common control.

On September 17, 2011 E World Interactive entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which is to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“the Company” , “Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, Green Energy Renewable Solutions (F/K/A E World) would complete a 5 to 1 reverse split, spin-out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and complete the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split and on February 01, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

On February 4, 2012 Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), the issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.), purchased all of the assets of Green Renewable Energy Solutions, Inc. for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. F/K/A E World Interactive, Inc. and a further 2,302,333 common shares of deferred consideration.

Green Energy Renewable Solutions key area of business is focused on the development of a construction and demolition waste business opportunity in Highland Park, Michigan and the further development of waste to energy opportunities related to this business.

Green Energy Renewable Solution has its head office at 2029 Paradise Road, Las Vegas, NV 89104.

Green Energy Renewable Solutions, Inc. has never declared bankruptcy and has never been in receivership. The common stock of Green Energy Renewable Solutions, Inc. is quoted on the OTC Bulletin Board under the symbol EWRL.QB.

The Company has a December 31st fiscal year end.

EMPLOYEES

At December 31, 2011 the Company had three employees, Mr. Joe Durant as Company President and Chief Executive Office, Mr. Frank O Donnell as Executive Vice President, Business Development and Mr. Gerry Shirren as Company Secretary and Chief Financial Officer.

ITEM 2. DESCRIPTION OF PROPERTY

Green Energy Renewable Solutions, Inc. has a parcel of real estate at Lincoln Ave. Highland Park, MI and has an entered into an letter of intent to purchase a further parcel of real estate at Oakman Blvd. Highland Park MI which is it currently leasing.

The Company’s offices are at 2029 Paradise Road, Las Vegas, Nevada 89104 comprised of facilities for administrative offices.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2011. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to December 31, 2012, the company executed a 5/1 reverse split following the approval of the majority of the shareholders holding over 71% of the shares eligible to vote supporting the Board’s decision for the reverse split. The reverse split along with the change of name to Green Energy Renewable Solutions, Inc. was approved by FINRA on January 26, 2012.

In September 2009, the company executed a 40/1 reverse split following the approval of a majority of the shareholders with the holders of over 56% of the shares eligible to vote supporting the Board’s decision for the reverse split.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2011, there were approximately 70 shareholders of record and an undetermined number of holders in street name. The Company’s common stock is traded on the Over the Counter Bulletin Board, trading symbol “EWRL”

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Green Energy Renewable Solutions, Inc. common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “EWRL.QB”. The first available quotations on the Over-The-Counter Bulletin Board appeared at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low
December 31, 2011	$0.10	$0.10
September 30, 2011	$0.116	$0.116
June 30, 2011	$0.065	$0.065
March 31, 2011	$0.063	$0.063

Holders

Total shares outstanding as of December 31, 2011 were 46,262,480 (9,252,499 post 5 to 1 reverse split); and were held by approximately 70 shareholders of record and an undetermined number of holders in street name.

Dividend Policy

Green Energy Renewable Solutions, Inc. has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends on its common stock in the next 12 month period.

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

Green Energy Renewable Solution’s Business Plan

Green Energy Renewable Solutions (F/K/A E World) has a business plan centered on processing and recycling waste materials and the creation of energy from waste products.

The Green Energy Renewable Solutions Business Model is a rapid growth multi-stage model. Initially, the Company will generate revenue from tipping fees from acceptance of construction and demolition waste material and in November 2011, the Company acquired its first location for construction and demolition waste processing in Highland Park, Michigan. As soon as permitting is approved, the Company will also generate revenue from the sale of processed construction and demolition recyclables; primarily metal, plastic, cardboard, asphalt, and wood.

The next stage of this development will be on-site waste-to-energy (WTE) processing plant, the Company will use processed construction and demolition waste to produce electricity and sell it to local utilities and municipalities under power purchase agreements (PPAs).

Under an asset purchase agreement with Green Renewable Solutions Inc., the company acquired certain contacts including a contract with Disposal Specialties, LLC (“Disposable Specialties”) for the supply of Construction & Demolition Debris (C&D). Under the terms of the contract Disposal Specialties will deliver 1000 tons of construction and demolition waste per day to the Company’s Highland Park facility. The Company is guaranteed a minimum “tipping” fee of $10.00 per ton for the delivered construction and demolition waste.

Reports estimate that on average over 10,000 tons of construction and demolition material is generated in the Southeast Michigan market daily. In addition to the current volume of construction and demolition waste generation, the City of Detroit has received Federal funding to demolish structures within the city which have exceeded their useful life. Under this program an estimated 10,000 structures are to be demolished over the next 4-5 years. The Company is well positioned to compete for this expanding volume. The Company believes that with its current commitments and indications of interest it can exceed the contracted 1,000 tons of construction and demolition waste per day at its facility.

Financial Condition and Results of Operations

Below is a comparison of results of operations for the years ending December 31, 2011 and December 31, 2010.

The Company reported a net loss of $336,602 for the year ending December 31, 2011 versus a net loss of $165,760 for the year ending December 31, 2010.

For the year ending December 31, 2011; the primary contributors to the net loss $336,602 were professional fees of $241,280; development project $14,125, construction and demolition waste project $38,843 and travel expense of $15,272. Interest expense for 2011 was $12,000. For the year ending December 31, 2010; primary contributors to the net loss of $165,760 included professional fees of $138,375; other general and administrative expenses of $17,271; interest expense of $9,000 and loss on foreign currency exchange of $1,113.

Prior period comparisons of results are impacted by developing operations during the periods covered.

Liquidity and Capital Resources

During the year ending December 31, 2011 net cash used in operating activities totaled $180,841. Cash generated by financing activities was $213,188 from the sale of common stock for cash and cash used in investing activities totaled $32,752. Decrease in cash for the period was $405.

During the year ending December 31, 2010 net cash used in operating activities totaled $66,920. Cash provided by investing activities totaled $950 from the sales of subsidiary stock for cash prior to acquisition. Cash provided by financing activities totaled $66,614. Increase in cash for the period was $644.

Convertible Notes

In May 2010, the Company acquired Media and Technology Solutions, Inc., and Media and Technology holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions. The convertible note was issued by Media and Technology in connection with the purchase of intangible assets. The note matures on June 30, 2012 with interest due at maturity and may be converted to common stock at a price to be agreed. During the year, as part of an internal reorganization, the ownership of Media and Technology was assigned to E World Corp, a wholly owned subsidiary of Green Energy Renewable Solutions.

After the balance sheet date, E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun out as a separate private company by way of share dividend. The convertible note with Blue Atelier, Inc. together with accrued interest remained with Media and Technology Solutions, Inc.

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

Cash Flow Requirements for Operations

As of December 31, 2011 we had available cash of $316. Based on our historical cash needs and our business plan, we require approximately $250,000 for operations for the coming year. We currently have legal and accounting expenses with no revenue generating operations. We rely on advances from our majority shareholder to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,514,336 from inception to December 31, 2011 and $490,462 during the development stage from April 1, 2010 through December 31, 2011. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

 FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

Green Energy Renewable Solutions, Inc.

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Green Energy Renewable Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Green Energy Renewable Solutions, Inc. (FKA: E World Interactive, Inc) (A Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, comprehensive income, and cash flows for the years then ended and for the period from April 1, 2010 (Development Stage entry date) through December 31, 2011. Green Energy Renewable Solutions’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Renewable Solutions, Inc.(FKA: E World Interactive, Inc.) (A Development Stage Company) as of December 31, 2011 and 2010 and the results of their operations and its cash flows for the years then ended and for the period from April 1, 2010 (Development Stage entry date) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

April 11, 2011

580 Anthem Village Dr., Henderson, NV 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049	Member Firm with Russell Bedford International

 Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Audited)

	December 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash	$316	$721
Accounts receivable	166	-
Note receivable	5,000	-
Total current assets	5,482	721

Land	27,752	-
Lease deposits	900	-

Total Assets	$34,134	$721

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$145,137	136,433
Accounts payable - related party	227,123	79,000
Due to related party	151,392	88,204
Convertible notes - related party	150,000	150,000
Total current liabilities	673,652	453,637

Total Liabilities	673,652	453,637

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares
authorized and no shares issued	-	-
Common stock, par value $0.001, 150,000,000 shares
authorized and 9,252,499 and 8,652,499 shares
outstanding at December 31, 2011 and December 31, 2010	9,252	8,652
	4,356,028	4,206,628
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit during development stage	(490,462)	(153,860)
Total Shareholders Deficit	(639,518)	(452,916)

Total Liabilities and Shareholders Deficit	$34,134	$721

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions , Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Audited)

	Years Ended December 31,		Development Stage (April 1, 2010 – December 31,
	2011	2010	2011)
Sales	$207	$-	$207
Cost of sales	-	-	-
Gross profit	$207	$-	$207

Bank service charges	1,918	466	2,384
Office rental	4,450	1,425	5,875
New zoo revue	3,545	14,009	17,554
Development projects	14,125	-	14,125
Office and related expense	4,376	922	5,298
Waste project expense	38,843	-	38,843
Professional fees	241,280	138,376	367,756
Investor relations	1,000	-	1,000
Travel expense	15,272	-	15,272
Impairment of intangible assets and license fees	-	449	449
Total operating expense	$324,809	$155,647	$468,556
Operating loss	$(324,602)	$(155,647)	$(468,349)
Foreign exchange translation loss	-	(1,113)	(1,113)
Interest expense	(12,000)	(9,000)	(21,000)
Net loss	$(336,602)	$(165,760)	$(490,462)

Net loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding	8,797,157	8,652,499

 The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions , INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Audited)

	Years Ended December 31,		Development Period from 01 April 2010 to 31 Dec
	2011	2010	2011
Cash flows from operating activities :
Net loss	$(336,602)	$(165,760)	$(490,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	150	150
Issuance of subsidiary common stock for services prior to acquisition	-	50	50
Loss on foreign currency translations	-	1,113	1,113
Deposits	(900)	-	(900)
Changes in operating assets and liabilities:
Increase in accounts receivable	(166)		(166)
Accounts and accrued liabilities	8,704	18,527	6,232
Accounts payable-related parties	148,123	79,000	236,222
Cash used in operating activities	$(180,841)	$(66,920)	$(247,761)
Investing Activities:
Advances to related party	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	950	950
Purchase of land	(27,752)		(27,752)
Cash provided by investing activities	$(32,752)	$950	$(31,802)
Financing Activities:
Advances from related party	$63,188	$66,614	$129,802
Issuance of stock for cash	$150,000	$-	$150,000
Cash provided by financing activities	$213,188	$66,614	$279,802

Increase(Decrease) in Cash	(405)	644	239

Cash, beginning of period	721	77	77
Cash, end of period	$316	$721	$316

Supplemental disclosure of non-cash investing and financing activities:
Deemed distribution to majority shareholder	$-	$150,000	$150,000

 The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions , Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

	Common Stock
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Accumulated Deficit Development Stage	Total
Balance at December 31, 2009	6,650,499	$6,650	$4,207,480	$(1,113)	$(4,352,436)	$-	$(139,419)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950	-	-	-	950
Issuance of subsidiary stock for services prior to acquisition	-	-	50	-	-	-	50
Common stock issuance for acquisition	2,000,000	2,000	(2,000)	-	-	-	-
Issuance of common stock for services	2,000	2	148				150
Foreign currency exchange loss	-	-	-	1,113	-	-	1,113
Deemed distribution to a majority shareholder	-	-	-	-	(150,000)	-	(150,000)
Acquisition of Stock in commonly held subsidiary				-	-
Net loss					(11,900)	(153,860)	(165,760)
Balance at December 31, 2010	8,652,499	$8,652	$4,206,628	$-	$(4,514,336)	$(153,860)	$(452,916)

Issuance of common stock for cash	600,000	600	149,400	-	-	-	150,000
Net loss					-	(336,602)	(336,602)

Balance at December 31, 2011	9,252,499	$9,252	$4,356,028	$-	$(4,514,336)	$(490,462)	$(639,518

 The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as 6watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 241,431 shares (22,450,000 shares before reflecting the effect of the cancelation of 11,952,999 shares, a 4.6 to1 forward split in 2007, a 40 to 1 reverse split in 2009 and 5 to1 reverse split in January 2012) of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 5,000,000 (25,000,000 shares before the effect of the 5 to 1 reverse split in January 2012) newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 1,374,566 shares (6,872,830 shares before the effect of the 5 to 1 reverse split in January 2012) of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 2,000,000 shares (10,000,000 shares before the effect of the 5 to 1 reverse split in January 2012) of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology has been accounted for similar to a pooling in accordance with GAAP because the entities were under common control’. Media and Technology Solutions commenced operations as a Development Stage Company on April 01, 2010 and as the acquisition was accounted for as a pooling of entities under common control, the Company is considered a Development Stage company from the same date, April 01, 2010.

On September 17, 2011 E World entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which is to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, Green Energy Renewable Solutions (F/K/A E World Interactive) would complete a 5 to 1 reverse split, spin-out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and complete the transaction with the issuance of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split. FINRA approved the name change and reverse split on January 26, 2012. The effect of this reverse split has retroactively reflected in the financial statements.

On February 1, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company. The spin-out was completed by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval.

On February 04, 2012 Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), the issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.), purchased all of the assets of Green Renewable Energy Solutions, Inc. for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) and a further 2,302,333 common shares of deferred consideration.

Green Energy Renewable Solutions’ key area of business is focused on the development of construction and demolition waste business opportunity in Highland Park, Michigan and the further development of waste to energy opportunities related to this business.

Green Energy Renewable Solutions has its head office at 2029 Paradise Road, Las Vegas, NV 89104.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $490,462 from April 1, 2010 to December 31, 2011.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Green Energy Renewable Solutions and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology Solutions, Inc. was transferred to E World Corp, a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 01, 2012 E World Corp was spun-out of Green Energy Renewable Solutions, a transaction that is not reflected in these financial statements at December 31, 2011 other than by way of note here and further below as Note 9 Subsequent Events.

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, stock-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

g)	Leases

Leases for which substantially all of the risks and rewards of ownership of assets remain with the leasing company are accounted for as operating leases. The Company leased office space from Anthem Investments, LLC until September 2011 and from October 2011, leased office space at 1001 Convention Center Drive, Las Vegas, 89109 on a month-to-month basis until moving to its current offices at 2029 Paradise Road, Las Vegas 89104. The company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company is leasing the real estate on a month-to-month basis.

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

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

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

The Company utilizes ASC 220-10, "Comprehensive income". This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of equity and comprehensive income (loss), and the balance of accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

l)	Fair value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, amounts due to shareholders/related parties and accounts and other payables approximate their respective fair values due to the immediate or short-term maturity of these instruments.

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

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

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

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2011-12 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had no revenue during the periods presented and has an accumulated deficit of $4,514,336 and an accumulated deficit since entry into the development stage of $490,462. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances from its major shareholder, Blue Atelier, Inc. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as of December 31, 2011 and 2010:

Related Party Transactions	December 31,
	2011	2010
Accounts payable — related party	$206,123	$70,000

Due to related parties	151,392	88,204
Interest due to related parties	21,000	9,000
Convertible note related parties	150,000	150,000

Transactions for the years ended December 31,	2011	2010
Consulting	197,000	115,000
Interest to related party	12,000	9,000
Other	–	864

Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand. Media and Technology Solutions, Inc., a wholly owned subsidiary of E World Corp, holds an 8% convertible note with Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions. The convertible note was issued by Media and Technology in connection with the purchase of intangible assets. The note matures on March 31, 2012 with interest due at maturity. Media and Technology as a subsidiary of E World Corp was spun-out as a separate company in February 2012 (see Note 9 Subsequent Events).

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

On September 20, 2011 E World Corp entered into a short term loan note with Green Renewable Energy Solutions, Inc. and Joe Durant, its controlling shareholder, for $5,000 which was due and repayable on November 20, 2011. Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.) entered into a letter of intent with Green Renewable Energy Solutions, Inc. to acquire the assets of Green Renewable Energy which was completed in February 2012. Mr Joe Durant is the controlling shareholder of Green Renewable Energy Solutions and also become a director and CEO of Green Energy Renewable Solutions f/k/a E World in August 2011. The short-term loan note has an annual interest rate of 12% and is secured on the assets of the borrower and remains outstanding on December 31, 2011.

Note 5 – E World Corp

E World Corp was incorporated in Nevada in July 2011 as a wholly owned subsidiary of Green Energy Renewable Solutions f/k/a E World Interactive, Inc. and whose principal purpose is to develop new projects and continue the development of projects not related to business of construction and demolition waste recycling in Highland Park, Michigan and the further development of waste to energy opportunities related to this. As part of this reorganization of the Company operations, the ownership of wholly owned subsidiary, Media and Technology Solutions, Inc. was transferred to E World Corp. On February 01, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun out as a separate private company by way of share dividend with one E World Corp share issued for every share held.

E World Corp’s primary focus is the development renewable energy projects and seeks to consolidate renewable energy technologies to be a provider of integrated energy solutions. Renewable energy storage is a key area of future business for E World Corp. Combining strategic partnerships with major technology owners; E World Corp will become the agent for these technologies in territories and locations where E World Corp is seeking to operate and to have exclusivity for these technologies in these territories or for specific applications. E World Corp, with its media subsidiary Media and Technology Solutions, Inc. will seek to develop marketing opportunities to showcase latest technologies and renewable energy developments.

Note 6 – Operating Lease Commitments

The Company currently leases office space on a month to month basis at 1001 Convention Center Drive, Las Vegas, 89109 on a month to month basis until moving to its current offices at 2029 Paradise Road, Las Vegas 89104. The company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company is leasing the real estate on a month to month basis, for a period not to exceed 6 months, at $5,000 per month with purchase price of the real estate to be reduced by 50% of the lease payments.

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $117,811 ($58,016 in 2010) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $324,602. The total valuation allowance is $113,611 ($58,016 in 2010). Details for the last two periods follow:

December 31, 2011 and December 31, 2010	2010	2011
Deferred tax asset	$113,611	$58,016
Valuation allowance	$(113,611)	$(58,016)
Current Taxes Payable	$-	$-
Income Tax Expense	$-	$-

The estimated corporate federal net operating loss carryfoward (NOL) of $113,611 ($58,016 from 2010) will expire in 2031. At December 31, 2011, the company had available unused federal operating loss carry forwards of approximately $1,739,671 ($1,633,860 in 2010) for federal taxes that may provide future tax benefits, expiring between 2021 and 2022.

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

Note 8 – Common Stock

Change in Par Value

On March 25, 2011, Green Energy Renewable Solutions (the “Company”) sent to the Division of Corporations, Amendment Section, Florida Secretary of State an Amendment specifying the following:  “This Corporation is authorized to issue one hundred and fifty million (150,000,000) shares, designated as “Common Stock” and five million (5,000,000) shares designated as “Preferred Stock,” both shall have $0.001 par value.   The only change to the Articles of Incorporation consisted of adding a par value of $0.001 when previously the par value was $0. The change in par value has been retroactively reflected in the accompanying financial statements.

Reverse Split

On October 4, 2011 the Board of Directors approved a 5 to 1 reverse stock split of its issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares outstanding and a decrease in the par value of common stock with a corresponding increase in additional paid-in capital. The reverse stock split was approved by FINRA on January 26, 2012 and all share amounts included in these financial statements have been retroactively restated to reflect this reverse stock split.

Other Stock Issues

On May 25, 2010, the Company issued 2,000,000 of newly authorized and issued common stock for the acquisition of 100% of the outstanding stock of Media and Technology Solutions, Inc. in accordance with the stock purchase agreement with the shareholders. Blue Atelier, Inc. was at the time of the acquisition, the 95% shareholder of Media and Technology Solutions, Inc.

On February 01, 2012 Media and Technology issued 1,900,000 shares of newly authorized and issued common stock for $950 cash and 100,000 shares of newly authorized and issued common stock for services of $50.

On July 08, 2010, the Company issued 2,000 of newly authorized and issued common stock for services of $150.

On October 04, 2011, the Company issued 600,000 shares of newly authorized and issued common stock for $150,000 cash.

The number of shares issues referred to in Note 8 here show the retroactive application of stock splits.

Note 9 - Subsequent Events

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split and on February 01, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012. The effect of this reverse split has retroactively reflected in the Financial Statements.

Green Energy Renewable Solutions, Inc. (A Development Stage Company) Notes to Consolidated Financial Statements

On January 26, 2012 the Company completed the 5 to 1 reverse split following FINRA’s approval of the name change and reverse split. On February 01, 2012, E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. The retroactive effect of this reverse split is reflected in the financial statements.

Below represents the unaudited pro-forma balance sheets for Green Energy Renewable Solutions and for E World Corp and subsidiaries at December 31, 2011 to show the effect of the spin-out of E World Corp and subsidiaries as if the spin-out took place at December 31, 2011. The spin-out was completed effective February 01, 2012.

Green Energy Renewable Solutions, Inc.		E World Corp. and Subsidaries
(A Development Stage Company)		(A Development Stage Company)
Consolidated Balance Sheets		Consolidated Balance Sheets
(Pro Forma Post Spin-Out)	Decemeber 31,	(Pro Forma Post Spin-Out)	December 31,
	2011		2011

Assets:		Assets:
Current assets:		Current assets:
Cash	$4	Cash	$312
Accounts receivable	166	Accounts receivable	-
Note receivable	-	Note receivable	5,000
Total current assets	170	Total current assets	5,312

Land	27,752	Land	-
Lease Deposits	-	Lease Deposits	900
Other receivables	-	Other receivable -related party	211,672
Total Assets	$27,922	Total Assets	$217,884
Liabilities and Stockholders' Deficit:		Liabilities and Stockholders' Equity:
Current liabilities:		Current liabilities:
Accounts and other payables	$142,811	Accounts and other payables	$2,326
Due to related party	60,214	Due to related parties	318,301
Convertible notes - related party	-	Convertible notes- related party	150,000
Other payables - related party	211,673	Other payables	-
Total Liabilities	414,698	Total Liabilities	470,627
Stockholders' Deficit		Stockholders' Deficit
Common stock	9,252	Common stock	615
Additional paid-in capital	4,354,414	Additional paid-in capital	1,000
Accumulated deficit	(4,750,442)	Accumulated deficit	(254,358)
Total Shareholders deficit	(386,776)	Total Shareholders deficit	(252,743)

Total Liabilities and Shareholders Deficit	$27,922	Total Liabilities and Shareholders Equity	$217,884

On February 04, 2012 Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), the issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.), purchased all of the assets of Green Renewable Energy Solutions, Inc. for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) and a further 2,302,333 common shares of deferred consideration.

On February 04 and March 08, 2012, 524,787 shares were issued in respect of $52,478 arising from various consulting, retainer agreements and advisory services and 3,655,820 shares were in respect of $365,582 of financing facilities provided to the Company by E World Corp in respect of start-up costs relating to the construction and demolition waste operations at Highland Park MI and other operating overheads.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. On August 09 of 2010 the Board of Directors approved the engagement of De Joya Griffith and De Joya Griffith had continued as its independent registered public accounting firm since that date.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision of Chief Financial Officer, Gerry Shirren. Based upon that evaluation, Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

We performed analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

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

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were effective as of December 31, 2011.

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on this framework.

2.	As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision of Chief Financial Officer, Gerry Shirren. Based upon that evaluation, Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective. In connection with the audit of our consolidated financial statements for the year ended December 31, 2010, our independent registered accounting firm, De Joya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they consider to be a material weakness in internal control. To remediate these weaknesses, the company sought advice and concluded that additional divisional of responsibility within its management in addition to stronger review procedures were required. The company implemented stronger review procedures and a Chief Executive Officer was appointed in August 2011.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

Name	Age	Position	Tenure
Joe Durant	51	President, CEO, Director	August 2011 to present
Gerry Shirren	53	CFO, Director	October 2009 to present
Frank O Donnell	62	Exec VP Business Development, Director,	August 2011 to present
Dan Garman	38	Director	August 2011 to present
18

Mr. Durant has been an entrepreneur and business consultant for the past 25 years. He has gained considerable experience in structuring, developing, operating and financing start-up and early stage development companies. He has successfully launched three start-up companies including one that went public on NASDAQ. Mr. DuRant has secured start up and operating capital through private and public equity and debt instruments . He is currently working with strategic technology developers and manufacturers to achieve the commercial deployment of new biomass gasification technology systems to produce waste to energy electricity and fuel production. Strategic alliances with technology manufacturers representing widely deployed technologies and new cutting edge waste to energy technologies are expected to provide a significant advantage to GRES in selecting the most efficient operating systems specific to each location.

Mr. Shirren has held senior positions in media and entertainment companies for over 20 years, including production and distribution companies based in Europe and the US specializing in family programming. He has been extensively involved in international co-production, financing including many multi-territory co-productions between Europe and Asia. From 1997 to 2005, Mr. Shirren was Joint-Managing Director of TerraGlyph Productions and TerraGlyph Rights Limited, an animation production and distribution studio based in Dublin, Ireland and from 2005 to May 2008, as Joint Managing Director of Digital Animation Media Limited, an animation production and animation software tools company servicing the animation industry. Most recently, since October 2007 until May 2009, he was Consultant CFO working with Valcom Inc, (OTCBB: VLCO) and during this time, the company successfully reorganized in Chapter 11 bankruptcy, emerged from bankruptcy in September 2008 and acquired the TV network subsidiary, My Family TV (formerly Faith TV). Mr. Shirren is a Fellow of the Association of Chartered Certified Accountants (FCCA) having qualified as a Certified Accountant (ACCA) in 1988.

Mr O Donnell founded Universal Electronics Inc. which went public in '93 and has sold over 200 million universal remotes. Mr. O'Donnell was responsible for the establishment of the universal remote control in the cable television and satellite industries with companies like Motorola, Scientific Atlanta, Time Warner Cable and Comcast. Mr. O’Donnell is also involved as founder of companies developing proprietary battery technology and is developing a full range of electric vehicles, re-charging stations and other smart-grid interfaces and services.

Mr. Garman has been engaged as the lead recycling broker for Green Solutions and a broker in the waste and recycling industry. Mr. Garman has been brokering for waste and recycling providers in Michigan since April 1st, 2002 and is currently servicing over 40 million annually in government contracts and over 10 million in private industry.

Mr. Rothstein resigned from the Board of Directors February 15, 2011.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Green Energy Renewable Solutions, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of Green Energy Renewable Solutions, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Green Energy Renewable Solutions, Inc.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of Green Energy Renewable Solutions, Inc. and any prior or current employer.

There are no employees under contract with Green Energy Renewable Solutions, Inc.

Green Energy Renewable Solutions, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Board of Director Meetings and Committees

The Board of Directors held no formal meetings during the year ended December 31, 2011. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings. The directors received no compensation for their role as directors for the year ended December 31, 2011.

The board has not defined any committees and performs all functions that would be delegated.

Code of Ethics

The board of directors of Green Energy Renewable Solutions, Inc. has not adopted a written Code of Ethics. The board of directors believes our current business conduct and ethics promote honest and ethical conduct, handling of conflicts which may arise, timely and complete reporting and disclosure compliance with the Securities and Exchange Commission, compliance with all applicable governing laws, and accountability for our conduct.

The Company is currently managed by two officers and four directors. The company intends to adopt a written code of ethics as soon as the executive management and Board of Directors is expanded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders were filed with respect to the fiscal year ended December 31, 2011.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

 ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

						Non-Equity
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Joe Durant	2011	22,500*	–	–	–	–	–	–	22,500
President and CEO

Frank O Donnell	2010	30,000*							30,000
Exec VP Business	2011	112,500*							112,500
Development

Gerry Shirren	2010	55,000	–	–	–	–	–	–	55,000
CFO/COO	2011	60,000	–	–	–	–	–	–	60,000

Notes:

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2011, Green Energy Renewable Solutions, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, Green Energy Renewable Solutions, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Agreements

As of the year ended December 31, 2011, Green Energy Renewable Solutions, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Shirren is accepting compensation at a rate of $5,000 per month, based on the Company’s ability to pay and Mr. Durant is accruing salary at the rate of $7,500 per month and Mr. O Donnell was accruing salary $10,000 up to September 2011 and $7,500 per month from September 2011 to December 2011.

Compensation of Directors

Green Energy Renewable Solutions paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth, as of December 31, 2011; the beneficial ownership of Green Energy Renewable Solutions, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership	Acquirable	of Class

Joe Durant*	–	–	–
Gerry Shirren	–	–	–
Frank O Donnell*	–	–	–
Dan Garman	–	–	–

Officers and Directors as a Group	–	–	–
Total Shares Issued and Outstanding	9,252,499

Owners of 5% or More

Blue Atelier	6,900,000	–	74.6%

*See note below

There were no options or warrants outstanding at December 31, 2011.

Total shares outstanding as of December 31, 2011 were 9,252,499 held by approximately 72 shareholders of record and an undetermined number of holders in street name. All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Frank O Donnell, Director of the Company is the controlling shareholder of Blue Atelier, Inc.

On September 17, 2011 E World Interactive entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, Green Energy Renewable Solutions f/k/a E World would complete a 5 to 1 reverse split, spin out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and complete the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

 Arising from the Letter of Intent entered into on September 17, Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) executed the Asset Purchase Agreement with Green Renewable Energy Solutions, Inc. and issued 4,604,667 common shares of Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) and a further 2,302,333 common shares of deferred consideration.

Joe Durant, the President, CEO and Director of the Company, is the controlling shareholder of Green Renewable Energy Solutions, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence/Audit Committee

The board of directors of Green Energy Renewable Solutions, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Inc. Green Energy Renewable Solutions, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Joe Durant, Frank O Donnell or Gerry Shirren are not independent as defined by item 401(e)(ii) of regulation S-B.

Related Party Transactions

On March 30, 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc., to pledge 10,000,000 pre-reverse split common stocks of EWRL as collateral and to reduce outstanding debt with the creditor to a balance not exceeding $100,000 in order to secure the following financing and security sales:

1)	Blue Atelier will acquire 5,000,000 newly authorized and issued common stock of Green Energy Renewable Solutions Inc. (“EWRL”) after EWRL executes a forty to one reverse split of the presently issued and outstanding EWRL common stock in exchange for $250,000. The number of shares issues referred to reflects the retroactive application of stock splits.

2)	The Company completed the forty to one reverse split in September 2009 and entered into a series of agreements with various holders of Convertible Notes to convert $2,226,185 of notes payable plus accumulated interest of $501,283 to E World Common Stock in the aggregate of 1,374,566 shares common stock. Following this, Blue Atelier acquired 5,000,000 of newly authorized and issued common stock for $250,000 in accordance with the stock purchase agreement. The number of shares referred to reflects the retroactive application of stock splits.

On May 24, 2010, the Company entered into a purchase agreement with the shareholders of Media and Technology Solutions, Inc. to acquire 100% of the outstanding stock of Media and Technology Solutions, Inc.  On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc. the majority shareholder of Green Energy Renewable Solutions, Inc. The consideration for the purchase was 2,000,000 shares of common stock for 100% of the outstanding stock of Media and Technology. The number of shares issues referred to reflects the retroactive application of stock splits.

The Company records transactions of commercial substance with related parties at fair value as determined with management. The following is a summary of related party transactions and balances as of December 31, 2011 and 2010:

Related Party Transactions	December 31,
	2011	2010
Accounts payable-related party	206,123	70,000
Due to related parties	151,392	88,204
Interest due to related parties	21,000	9,000
Convertible note related parties	150,000	150,000

Transactions for the years ended December 31,	2011	2010
Consulting	197,000	115,000
Interest to related party	12,000	9,000
Other	–	864

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

Green Energy Renewable Solutions, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005
3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005
3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on
Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.
3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.
3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .
3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011

3.8	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on February 28, 2012
10.1

Stock purchase agreement - Between Green Energy Renewable Solutions, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology
10.3	Purchase Agreement - between Green Energy Renewable Solutions, Inc. to acquire the assets of Green Renewable Energy Solutions Inc. and filed as exhibit 10.1 on Form 8K filed with the Securities and Exchange commission on February 28, 2012

Green Energy Renewable Solutions, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer
(18 U.S.C. 1350)

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2010 and 2011 were: $24,097 and $11,850 respectively.

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2010 and 2011 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2010 and 2011.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2010 and 2011.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

GREEN ENERGY RENEWABLE SOLUTIONS, INC.
Date: April 13, 2011
	By:	/s/ Gerry Shirren
Gerry Shirren Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Gerry Shirren	Secretary and Director	April 13, 2012
Gerry Shirren	(Secretary)

/s/ Gerry Shirren	Principal Financial and Accounting Officer	April 13, 2012
Gerry Shirren	(Principal Financial and Accounting Officer)

