Form 10-K/A
period 2011-12-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-04-19
CIK 1343979

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

Form 10K/A

(Amendment Number 1)

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: The purpose of this Amendment is to correct a error in the Form 10K filed on April 16, 2011 for the period ending December 31, 2011, Item 8 Financial Statements, Notes to the Consolidated Financial Statements, Note 8 Stock Issues, reference to the issue of newly authorized and issued common stock by Media and Technology should read February 01, 2010 and not February 01, 2012.

No other changes have been made in this Amendment No. 1 to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

On February 01, 2010 Media and Technology issued 1,900,000 shares of newly authorized and issued common stock for $950 cash and 100,000 shares of newly authorized and issued common stock for services of $50.

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

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology
10.3	Purchase Agreement - between Green Energy Renewable Solutions, Inc. to acquire the assets of Green Renewable Energy Solutions Inc. and filed as exhibit 10.1 on Form 8K filed with the Securities and Exchange commission on February 28, 2012

Green Energy Renewable Solutions, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

