Form 10-Q
period 2012-03-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-05-21
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number :  000-52438

GREEN ENERGY RENEWABLE SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2029 Paradise Road
Las Vegas, Nevada, 89104
(Address of principal executive offices)

702 - 331 - 8427
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

The number of shares outstanding of each of the issuer's classes of common equity as of May 02, 2012: 31,237,800

Part 1 Financial Information

Item 1 Financial Statements

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets:
Current assets:
Cash	$50	$316
Accounts receivable	166	166
Other current assets	—	5,000
Prepaid expenses	16,667	—
Total current assets	16,883	5,482

Land	27,752	27,752
Lease deposits	—	900

Total Assets	$44,635	$34,134

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$180,121	$145,137
Accounts payable - related party	110,100	227,123
Due to related party	175,638	151,392
Secured note - related party	65,000	—
Convertible note - related party	—	150,000
Total current liabilities	530,859	673,652

Total Liabilities	530,859	673,652

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares
authorized and no shares issued.	—	—
Common stock, par value $0.001, 150,000,000 shares
authorized and 18,037,800 and 9,252,526 shares outstanding
at March 31, 2012 and December 31, 2011, respectively	18,038	9,252
Additional paid-in capital	5,723,271	4,356,028
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit during development stage	(1,713,197)	(490,462)
Total Stockholder’s Deficit	(486,224)	(639,518)

Total Liabilities and Stockholder’s Deficit	$44,635	$34,134

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solution, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			Development
			Stage
	3 Months Ended March 31,		(April 1, 2010) -
	2012	2011	March 31, 2012
Sales	$12	$—	$219
Cost of sales	—	—	—
Gross profit	12	—	219

Bank service charges	683	21	3,067
Office rental	—	450	5,875
New zoo revue	257	922	17,811
Development projects	—	—	14,125
Office and related expense	(150)	11	5,148
Waste project expense	63,568	—	102,411
Professional fees	82,107	54,026	449,863
Investor relations	19,000	1,000	20,000
Financing cost	365,582	—	365,582
Travel expense	—	—	15,272
Impairment of intangible assets and license fees	690,700	—	691,149
Total operating expense	1,221,747	56,430	1,690,303
Operating loss	(1,221,735)	(56,430)	(1,690,084)
Foreign exchange translation loss	—	—	(1,113)
Interest expense	(1,000)	(3,000)	(22,000)
Net loss	$(1,222,735)	$(59,430)	$(1,713,197)

Net loss per share	$(0.10)	$(0.01)

Weighted average shares outstanding	12,238,466	8,652,499

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Development
			Stage from
	3 Months Ended March 31,		(April 1, 2010) to
	2012	2011	March 31, 2012
Operating Activities:
Cash flows from operating activities
Net loss	$(1,222,735)	$(59,430)	$(1,713,197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of common stock for services	65,718	—	65,868
Issuance of subsidiary common stock for services prior to acquisition	—	—	50
Issuance of common stock for asset purchase	690,700	—	690,700
Issuance of common stock for finance costs	365,582	—	365,582
Loss on foreign currency translations	—	—	1,113
Lease deposits	—	—	(900)
Changes in operating assets and liabilities:			—
Accounts receivable	—	—	(166)
Prepaid expenses	(16,667)	—	(16,667)
Accounts and other payables	32,196	3,786	38,428
Due to shareholders and related parties	55,000	56,637	291,222
Cash provided by (used in) operating activities	(30,206)	993	(277,967)
Investing Activities:
Notes receivable	—	—	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	—	—	950
Purchase of land	—	—	(27,752)
Cash used in investing activities	—	—	(31,802)
Financing Activities:
Advances from related party	29,940	—	159,742
Issuance of subsidiary stock for cash	—	—	150,000
Cash provided by investing activities	29,940	—	309,742

Increase(Decrease) in Cash	(266)	993	(27)

Cash, beginning of period	316	721	77
Cash, end of period	$50	$1,714	$50

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	$—	$690,700
Spinoff of subsidiary	$254,028	$—	$254,028
Deemed distribution to majority shareholder	$—	$—	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The consolidated interim financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into development stage accumulating a net loss of $1,713,197 from April 1, 2010 to March 31, 2012.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company has incurred a total accumulated deficit of $4,514,336 at March 31, 2012 and an accumulated deficit of $1,713,197 during development stage period from April 1, 2010 to March 31, 2012. Our ability to continue as a going concern is dependent upon the Company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

On May 24, 2010, the Company acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control.

On July 27, 2011, the Company incorporated a new wholly owned subsidiary, E World Corp. and by way of an assignment agreement between E World Corp. and Green Energy Renewable Solutions, a number of agreements, letters of intent and various rights and any obligation relating to these rights held by Green Energy Renewable Solutions, Inc. were assigned to and accepted by E World Corp. Inc. and Media and Technology Solutions, Inc. became a wholly owned subsidiary of E World Corp with the transfer of the stock held by Green Energy Renewable Solutions Inc. to E World Corp.

On February 1, 2012, E World Corp., along with its subsidiary was spun-out as a separate private company by way of share dividend and the financial statements include the operations of E World Corp and its subsidiaries up to that date.

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

j)	Revenue Recognition

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

The following is a list of related party balances as of March 31, 2012 and December 31, 2010:

	March 31, 2012	December 31, 2011
Due to related party	$175,639	$151,392
Accounts payable - related party	$110,100	$227,123
Convertible note - related party (Blue Atelier Inc.)	$—	$150,000
Secured note – related party (E World Corp.)	$65,000	$—

Amounts due to related party include advances from E World Corp during the period from January 1, 2012 through March 31, 2012 of $28,966. These amounts are unsecured, non-interest bearing and repayable on demand.

Other related party transactions during the period include consultancy fee charges for the three month period ending March 31, 2012 and for the Development Stage from April 1, 2010 to March 31, 2012:

	Three months ended March 31,		Development Stage
	2012	2011

Joe Durant:
CEO, Director, Green Energy Renewable
Solutions, Inc.	$22,500	$—	$45,000

Gerry Shirren:
CFO, Director, Green Energy Renewable
Solutions Inc.	$15,000	$15,000	$120,000

Frank O Donnell:
Exec.VP Business Development, Green Energy
Renewable Solutions
Director,	$22,500	$30,000	$165,000

Note 5 Spin-out of E World Corp and Share Dividend

By way of an assignment agreement between E World Corp and Green Energy Renewable Solutions, a number of agreements, letters of intent and various rights and any obligations relating to these rights held by Green Energy Renewable Solutions, Inc. were assigned to and accepted by E World Corp. In addition, Media and Technology Solutions, Inc. became a wholly owned subsidiary of E World Corp with the transfer of the stock held by Green Energy Renewable Solutions Inc. to E World Corp. In an additional agreement between Green Energy Renewable Solutions, Inc. and E World Corp, E World Corp. assumed all the liability held by Green Energy Renewable Solutions, Inc. to various related parties and shareholders in return for full payment and a balancing payable amount due to E World Corp which will remain between the companies as an unsecured debt without interest.

These transactions were to facilitate the agreement entered into between Green Energy Renewable Solutions, Inc. and Green Renewable Energy Solutions, Inc. on August, 27, 2011 which was subsequently cancelled and replaced by a new agreement on September 17, 2011 (see Note 6).

E World Corp completed a forward split of its common stock of 15 to 1 following which, E World Corp had 9,252,526 shares outstanding, the same amount of stock outstanding of Green Energy Renewable Solutions, Inc. on January 31, 2012 to allow for the share dividend of one share in E World Corp for every Green Energy Renewable Solutions share held on that date.

Effective January 31, 2012, the spin-out of E World Corp was completed with the share distribution of 9,252,526 shares of E World Corp common stock. The new effect on the Green Energy Renewable Solutions Balance sheet is set out below and the book value of E World Corp net assets on the date of the spin-out of was $(254,028).

As the net book value of the E World Corp net assets was negative, the impact on the Green Energy Renewable Solutions Balance Sheet was in increase in Additional Paid-In Capital of $254,028.

The accounting basis for the transaction is based on accounting for entities under common control.

E World Corp
Schedule of Assets and Liabilities Spun Out	Total
Bank	(235)
Other Receivable	5,000
Related Party Receivable: Green Energy Renewable Solutions Inc.	236,553
Accounts Payable	(10,783)
Due to related party Blue Atelier	(182,770)
Due to related party Media and Technology Solutions,	(1,761)
Due to related party Payable Frank O Donnell	(149,008)
Due to related party Payable Gerry Shirren	(1,025)
Notes Payable Related Party Blue Atelier	(150,000)
Net Value of Assets Spun-Out	$(254,028)

The Consolidated Statement of Operations for the three months ended March 31, 2012 includes E World Corp and its subsidiaries for the period to January 31, 2012. The Consolidated Statement of Operations includes the following relating to E World Corp:

E World Corp	Period to January 31,
Statement of Operations	2012
Sales	12.35
Gross Profit	$12.35
Bank Service Charges	39.00
New Zoo - Master Storage Costs	257.20
Total Operating Expense	296.20
Operating Loss	(283.85)
Interest Charges	(1,000.00)
Net Loss	$1,283.85

On March 31, 2012 amounts owned by the Company to E World Corp totaled $240,639.

Note 6 – Asset Purchase Agreement with Green Renewable Energy Solutions

On September 17, 2011, Green Energy Renewable Solutions, Inc. (“the “Company”) entered into a  letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which was to cancel the Binding Letter of Intent entered into between the Parties on July 27, 2011 and to replace this with a new agreement. The effect of the Letter of Intent was completed with the execution of the Asset Purchase Agreement executed on February 04, 2012 following the completion on the reverse split and spin out set out in the Letter of Intent.

The Letter of Intent agreement is summarized below:

i.	The Company will acquire the assets of GRES including contracts entered into by GRES with regard to the acceptance, processing and disposal of construction and demolition waste dated May 19, 2011 and Municipal Solid Waste agreement dated September 07, 2011 and other agreements relating to the financing of energy and waste disposal projects.

ii.	The Company will change its name immediately to Green Energy Renewable Solutions Inc.

iii.	The consideration for the acquisition of GRES will be the issue of new common stock of the Company such that on completion of the issue, the existing shareholders of both the Company and GRES will own the Company in equal amount.

iv.	The board of the Company will change with immediate effect to reflect this 50/50 ownership and Joe DuRant will be appointed as Chief Executive Officer of the Company.

v.	Prior to the completion of the transaction and the issue of the Company’s stock consideration, the Company will spin out its wholly owned subsidiaries, Media and Technology Solutions, Inc. and E World Corp as independent public companies. E World Corp will retain the ownership of the E World name, websites and all existing agreements, licenses and projects in development other than the project being developed by GRES.

vi.	On February 04, 2012 the Company executed the Asset Purchase Agreement and completed the purchase of the assets of Green Renewable Energy Solutions, Inc., namely the contracts and agreements referred to in (i) above, for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. and a further 2,302,333 common shares of deferred consideration.

In a clarification and amendment to the LOI dated September 17, 2011 and the Green Renewable Energy Solutions, Inc. Asset Purchase Agreement, the Parties agreed the following:

1.	Capital Structure:

That the capital structure on a 50/50 basis will be based on the ownership of Blue Atelier as the company controlling shareholder and exclude the non-related parties shareholding and the public float.

2.	Temporary adjustment to the Capital Structure:

In recognition of the fact that E World Corp has provided and continues to provide funding to cover a number of expenses relating to the operation of the company and that Green Renewable Energy Solutions Inc. has not contributed proportionately to these expenses a temporary adjustment will be made to the 50/50 capital structure outlined above. The Parties agree that until amount funded for expense items is repaid in full to E World Corp and /or Blue Atelier as the provider of these funds and the new company operation achieves the “pro forma‟ projections, the Capital Structure will be on a 60/40 basis with the E World controlling shareholders and not the 50/50 as set out in 1 above. The adjustment in the capital structure outlined above resulted in the deferred consideration of 2,303,333 shares.

Asset Purchase Agreement: The Asset Purchase Agreement was completed on February 04, 2012 and the assets purchased consisted principally of certain contracts for the supply of waste and waste technology support and the consideration in respect of the asset purchase was the share issue set out below:

1.	Consideration: The purchase consideration was as follows

(i)	Four million, six hundred and four thousand, six hundred and sixty seven shares (4,604,667) of Green Energy Renewable Energy common stock and
(ii)	A further two million, three hundred and two thousand, three hundred and thirty three shares (2,302,333) of deferred consideration (the “Further Deferred Consideration”) which is payable when amounts advances for expense items is repaid in full to E World Corp and or Blue Atelier as the provider of these funds and the new company operation achieves the Year 1 “pro forma‟ projections, as set out in the Clarification of the Letter of Intent dated October 26, 2011,

2.	The assets purchased consisted of a number of contacts as follows:

(i)	Green Renewable Energy Solutions Inc. and Disposal Specialities LLC dated May 19, 2011 for the Acceptance, Processing and Disposal of Construction Waste
(ii)	Green Renewable Energy Solutions Inc. and Disposal Specialities LLC dated September 07, 2011 for the Acceptance, Processing and Disposal of Construction Waste
(iii)	Agreement to Co-operate between Green Renewable Energy Solutions Inc. and Foton Technologies LLC dated March 21, 2011

As of March 31, 2012, the proposed funding of the Highland Park waste conversion and recycling project is in progress and as the outcome of this is uncertain at this time, the value attributed to the intangible assets acquired has been fully impaired with a charge of $690,700 in the period ended March 31, 2012.

Note 7 – Operating Lease Commitments

The Company terminated its lease of office space on a month to month basis at 1001 Convention Center Drive, Las Vegas, 89109 on January 31, 2012 and its current offices at 2029 Paradise Road, Las Vegas 89104 are made available to the Company on a month to month basis without charge from parties related to Blue Atelier Inc., the Company’s largest shareholder.

The Company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company executed a lease agreement on November 11, 2011 to the real estate on a month to month basis, for a period not to exceed 6 months, at $5,000 per month with purchase price of the real estate to be reduced by 50% of the lease payments made. The lease payments are expensed in the period incurred as it remains uncertain if the Company will be able to complete the purchase within the 6 month period.

Note 8 – Stockholders Equity

As of March 31, 2012, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001.

On January 26, 2012, FINRA approved the 5 to 1 reverse stock split of its issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares of common stock outstanding with a corresponding increase in additional paid-in capital. All shares amounts have been retroactively restated to reflect this reverse stock split.

As of March 31, 2012 and December 31, 2011, the Company had 18,037,800 and 9,252,526 shares of common stock outstanding respectively.

Stock issued during the period to March 31, 2012 is valued at the market price on the date the issue was approved by the Board of the Company and the stock issued and value on the date approved by the Board was as follows:

Stock Issues January 1, 2012	Shares
to March 31, 2012	Issued	Description	Issue Value $
Kandico Enterprises	7,000	Real Estate Consultancy Services	$1,050
Kenneth Daniels	66,667	Waste Project Planning Consultancy Services	$10,000
Green Renewable Energy Solutions, Inc.	4,604,667	Asset Purchase Agreement	$690,700
E World Corp	692,858	Finance charge under Note Payable	$69,286
Blue Future Inc.	120,000	Investor Relations Services	$18,000
Joe Dubose	71,120	Security Consultancy Services	$10,668
Darrin Ocasio	60,000	Legal Services	$6,000
Moody Capital Partners	200,000	Investment Banking Services	$20,000
E World Corp	2,962,962	Stock Issue under Note Payable	$296,296
Total	8,785,274		$1,122,000

Note 9 - Subsequent Events

On April 03, 2012, the Company assigned and subsequently converted a number of contract debts totaling $126,778 of amounts outstanding since 2009. On April 19, 2012, the debts were converted to 6,500,000 shares of common stock.

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 2,600,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President Business Development Frank O Donnell and 1,300,000 m shares of common stock to CFO Gerry Shirren and 100,000 shares to each of Frank Doherty and Guy Peckham under consultancy agreements.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

Green Energy Renewable Solutions, Inc. (OTC QB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 2029 Paradise Road, Nevada 89052.

On September 17, 2011 Green Energy Renewable Solutions entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, the Company changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, on January 26, 2012 Green Energy Renewable Solutions completed a 5 to 1 reverse split, spun out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and on February 04, 2012 completed the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

Green Energy Renewable Solutions key area of business is focused on the development of construction and demolition waste business opportunity in Highland Park, Michigan and the further development of waste conversion and waste to energy opportunities related to the development in Highland Park and elsewhere.

PLAN OF OPERATION

Green Energy Renewable Solutions Inc. (Green Energy Renewable Solutions) The key area of Green Energy Renewable Solutions business is that of waste conversion and waste to energy, a dynamic area of growth potential in the market place with the emphasis on waste conversion using recycling and new technologies that are creating valuable assets and income streams from waste materials.

The waste conversion and recycling operations can achieve high levels of profitability with relatively low investment and there is an existing and growing demand for the services offered by Green Energy. The company seeks out opportunities where there is a short window to positive cash-flow and revenues and where the waste conversion project can be extended to waste to energy generation creating long-term high value assets.

The Green Energy business model is summarized as follows:

1.	Secure existing large scale waste streams through acquisition of landfills, joint ventures and contracts with source generators (Acquired waste streams include both municipal solid waste (“MSW”) and construction & demolition debris (“C&D”)

2.	Secure short term revenue and cash flow through landfill remediation plans, introduction of recycling strategies applicable to established waste streams

3.	Introduction of Waste to Energy (“WTE”) technology to generate fuels and electricity for sale under long term contracts.

4.	Joint venture and Investment in conversion technologies will offer additional revenue opportunities and will reduce internal capital costs and capture future revenue from external technology sales.

Strategies employed include acquisition of existing landfills to internalize control of contracted and historical waste streams. By developing remediation action plans and other strategies the company is seeking acquisition opportunities where operating efficiencies and diversion tactics will allow increased revenue and improved margins. Introduction of recycling for incoming materials can reduce the volume of incoming materials landfilled by over 50% and over 90% with introduction of WTE strategies. Metals, plastics, cardboard/paper and other recyclable materials represent significant potential revenue and the conversion of the remaining material to refuse derived fuel (RDF) for gasification to create fuels and electricity provide further revenue enhancements. The diversion of incoming waste can substantially increase the life of the landfill while maintaining tipping fee income. Increased WTE output can further allow for increased intake of MSW and C&D and corresponding tipping fee income with minimal landfill impact.

Green Energy Renewable Solutions operates in a low risk manner with limited financial exposure on its downside risk while maintaining major upside potential. Green Energy Renewable Solutions’ key expertise from its Board members, its management and its associates gives it a major advantage to successfully exploit this ‘green energy’ business focus and it has a pipeline of opportunities, some of which have rights to proprietary technologies.

The Company is headquartered in Las Vegas, Nevada and is currently developing construction and demolition waste and recycling operations in Highland Park, Michigan and other waste diversion and waste to energy projects.

Construction and Demolition Waste Diversion

The Green Energy Business Model is a rapid growth multi-stage model which can be replicated over and over again. The initial construction and demolition waste processing is located on a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and has an entered into an letter of intent to purchase a further parcel of real estate at Oakman Blvd. Highland Park MI which is it currently leasing. The Company is preparing the permit applications for its Highland Park C&D recycling operation and when permitted it will generate revenue from tipping fees and the sale of processed C&D recyclables; primarily metal, plastic, cardboard, asphalt, and wood. Ready markets exist for this sorted and processed waste material with metal waste achieving over $150 per ton. The company will process incoming unsorted C&D for recovery of valuable recycle materials, including metal, cardboard, paper, concrete, asphalt shingles and plastics. The recycling process is projected to increase the value of the waste by a factor of 4. Green Energy acquired contracts under LOI and asset purchase agreement with Green Renewable Energy Solutions, Inc. including a contract with Disposal Specialties, LLC (“Disposable Specialties”) for the supply of construction & demolition debris (C&D). Under the terms of the 20 year term C&D contract, Disposal Specialties will deliver up to 1000 tons of C&D per day to the Company’s Highland Park facility and the Company is guaranteed a minimum “tipping” fee of $10.00 per ton. Up to $3.5m will be required to complete the Highland Park C & D processing and recycling operation.

The eventual construction of an on-site waste-to-energy (WTE) processing plant will allow the Company use some of the C&D materials to produce electricity and sell it to local utilities and municipalities under power purchase agreements (PPAs). Additional revenue will come from the sale of synfuels and other diversified products generated from the WTE process. The WTE technology Green Energy will employ is efficient and clean providing renewable energy with a zero carbon emission impact. The recycling diversion programs from landfill not only provides reduced carbon impact by reusing valuable finite materials but also reduces landfill volume impact by 80+% for C & D and up to 50% for MSW. Further operations utilizing comparable recycling strategies where both C&D and Municipal Solid Waste (“MSW”) are diverted for recycling material recovery and RDF are planned for future growth.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2011

Revenues for the three month period ended March 31, 2012 were $12 compared to $0 for the three month period ended March 31, 2011.

Total operating expense for the three month period ended March 31, 2012 increased by $1,165,317 from $56,430 for the three months ended March 31, 2011 to $1,221,747 for the same period in 2011. The increase was primarily due to an increase in professional fees and operational activity, financing costs and the impairment of intangible assets.

Interest expense for the three months ended March 31, 2012 reduced by $2,000 from $ 3,000 for the three months ended March 31, 2011 to $1,000 for the same period in 2011. The interest arose from an 8% convertible note held by Media & Technology, a subsidiary of E world Corp which was spun out as a separate company on February 04, 2012

Due to the factors described above, the Company's net loss increased by $1,163,305 from net loss of $59,430 for the three months ended March 31, 2011 to a net loss of $1,222,735 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,222,735, used cash flow from operations of $30,206 for the three months ended March 31, 2012, had a working capital deficiency of $513,976, an accumulated deficit of $4,514,336 and an accumulated deficit of $1,713,197 during development stage for the period from April 1, 2010 to March 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $50 on March 31, 2012 compared to $316 as of December 31, 2011.

During the three months ended March 31, 2012, net cash used by operating activities totaled $30,206, compared to net cash generated by operating activities of $993 for the comparable three month period in 2011. Net cash provided by investing activities for the three months ended March 31, 2012 totaled $0 compared to $0 for the comparable three month period in 2011. Net cash provided by financing activities for the three months ended March 31, 2012 totaled $29,940 compared to $0 for the comparable three month period in 2011.

The above cash flow activities yielded a net cash decrease of $266 during the three months ended March 31, 2012 compared to an increase of $993 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision of the Company’s Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Financial Officer, to allow timely decisions regarding required disclosure. Such disclosure controls and procedures are limited in their effect by the limitation of the numbers of staff available to allow for the desirable level of division of responsibilities and oversight of the controls and procedures.

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

Changes in Internal Controls

Our management, with the participation of our Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2012. Based on that evaluation, our Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None, for the three month period ending March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company issued 8,785,274 shares during the period for services and as consideration for the purchase of intangible assets. The issues were as follows:

Stock Issues January 1, 2012	Shares
to March 31, 2012	Issued	Description	Issue Value $
Kandico Enterprises	7,000	Real Estate Consultancy Services	$1,050
Kenneth Daniels	66,667	Waste Project Planning Consultancy Services	$10,000
Green Renewable Energy Solutions, Inc.	4,604,667	Asset Purchase Agreement	$690,700
E World Corp	692,858	Finance charge under Note Payable	$69,286
Blue Future Inc.	120,000	Investor Relations Services	$18,000
Joe Dubose	71,120	Security Consultancy Services	$10,668
Darrin Ocasio	60,000	Legal Services	$6,000
Moody Capital Partners	200,000	Investment Banking Services	$20,000
E World Corp	2,962,962	Stock Issue under Note Payable	$296,296
Total	8,785,274		$1,122,000

Item 3. Defaults upon Senior Securities

None, for the three month period ending March 31, 2012.

Item 4. Submission of matters to a Vote of Security Holders

None, for the three month period ending March 31, 2012.

Item 5. Other Information

None

Item 6. Exhibits

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

Green Energy Renewable Solutions, Inc.

Date: May 18, 2012	By: /s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

By: /s/ Gerry Shirren, Chief Financial Officer
Gerry Shirren Chief Financial Officer

