Form 10-Q
period 2012-06-30
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-08-14
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2012: 62,475,600

Part 1 Financial Information

Item 1 Financial Statements

Green Energy Renewable Solutions, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011

Assets:
Current assets:
Cash	$11	$316
Accounts receivable	166	166
Note receivable	-	5,000
Prepaid expenses	6,667	-
Total current assets	6,844	5,482

Land	27,752	27,752
Deposits	-	900
Total Assets	$34,596	$34,134

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$70,876	$145,137
Accounts payable-related party	157,960	227,123
Due to related party	208,664	151,392
Convertible notes-related party	-	150,000
Secured notes-related party	70,000	-
Total current liabilities	507,500	673,652

Total Liabilities	$507,500	$673,652

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 150,000,000 shares
Authorized and 62,475,600 and 18,505,052 shares outstanding at June 30, 2012 and December 31, 2011, respectively	62,476	18,505
Additional paid-in capital	9,759,833	4,346,775
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(5,780,877)	(490,462)
Total Stockholders' Deficit	(472,904)	(639,518)
Total Liabilities and Stockholders' Deficit	$34,596	$34,134

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions , Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Development Stage (April 1 2010) to
	2012	2011	2012	2011	June 30, 2012
Sales	$-	$28	$12	$28	$219
Cost of sales	-	-	-	-	-
Gross profit	-	28	12	28	219

Bank service charges	545	367	1,228	388	3,612
New zoo revue	-	1,081	257	2,002	17,811
Development projects	-	-	-	-	14,125
Office and miscellaneous expenses	-	452	208	913	11,381
Waste project expenses	21,790	-	85,358	-	124,201
Executives and directors compensation	3,375,000	45,000	3,435,000	90,000	3,715,000
Professional fees	131,555	11,121	163,918	20,147	251,674
Investor relations	10,000	-	29,000	1,000	30,000
Travel expenses	-	2,332	-	2,332	15,272
Loss on settlement of accounts payable	518,122	-	518,122	-	518,122
Other financing costs	-	-	365,582	-	365,582
Impairment of intangible assets	-	-	690,700	-	691,149
Total operating expense	4,057,012	60,353	5,289,373	116,782	5,757,929
Operating loss	(4,057,012)	(60,325)	(5,289,361)	(116,754)	(5,757,710)

Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(54)	(3,000)	(1,054)	(6,000)	(22,054)
Net loss	$(4,057,066)	$(63,325)	$(5,290,415)	$(122,754)	$(5,780,877)
			-
Net loss per common share	$(0.07)	$(0.00)	$(0.13)	$(0.01)
Weighted average common shares outstanding	58,115,160	17,304,992	41,296,046	17,304,992

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions , Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Development Stage
	Six Months Ended June 30,		(April 1 2010) to
	2012	2011	June 30, 2012
Operating Activities
Cash flows from operating activities :
Net loss	$(5,290,415)	$(122,754)	$(5,780,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	181,719	-	181,869
Issuance of common stock for executives and directors compensation	3,315,000	-	3,315,000
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Impairment of intangiable assets	690,700	-	690,700
Issuance of common stock for finance costs	365,582	-	365,582
Loss on settlement of accounts payable	518,122		518,122
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Accounts receivable	-	-	(166)
Deposits	-	-	(900)
Prepaid expenses	(6,667)	-	(6,667)
Accounts payable and accrued liabilities	54,829	6,413	61,061
Accounts payable-related parties	102,860	66,025	339,082
Cash used in operating activities	(68,270)	(50,316)	(316,031)
Investing Activities:
Notes receivable	-	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Purchase of land	-	-	(27,752)
Cash used in investing activities	-	-	(31,802)
Financing Activities:
Advances from related party	62,965	49,567	192,767
Bank overdrafts	-	36	-
Advances for secured note	5,000	-	5,000
Issuance of subsidiary stock for cash	-	-	150,000
Cash provided by financing activities	67,965	49,603	347,767

Decrease in cash	(305)	(713)	(66)

Cash, beginning of period	316	721	77
Cash, end of period	11	8	11

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	$-	$690,700
Spin-out of subsidiary	$254,028	$-	$254,208
Shares issued to settle accounts payable	$131,878	$-	$131,878
Deemed distribution to majority shareholder	$-	$-	$(150,000)

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

On April 1, 2010, the Company entered into development stage accumulating a net loss of $5,780,877 from April 1, 2010 to June 30, 2012.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company has incurred a total accumulated deficit of $4,514,336 at June 30, 2012 and an accumulated deficit of $5,780,877 during development stage period from April 1, 2010 to June 30, 2012. Our ability to continue as a going concern is dependent upon the Company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

On July 27, 2011, the Company incorporated a new wholly owned subsidiary, E World Corp. and by way of an assignment agreement, the Company assigned a number of letters of intent and various rights and obligations relating to rights held by Green Energy Renewable Solutions, Inc. to E World Corp. Inc. The Company also transferred 100% of its stock held in its wholly owned subsidiary Media and Technology Solutions, Inc. to E World Corp., and as a result Media and Technology, Inc became a wholly owned subsidiary of E World Corp.

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

i) Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2012-2 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

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

j) Share-based Payments

The Company records stock-based compensation issued to non-employees or other external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at amounts agreed to between the related parties and management, which are meant to approximate fair value. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Due to related party	$208,664	$151,392
Accounts payable - related party	157,960	227,123
Convertible note - related party (Blue Atelier Inc.)	-	150,000
Secured note – related party (E World Corp. $65,000,Blue Atelier Inc. $5,000 )	70,000	-
	$436,624	$528,515

Related party transactions during the period include consultancy fee charges for the three month and six month periods ending June 30, 2012 and 2011 and for the Development Stage period from April 1, 2010 to June 30, 2012. Please see below:

	Three months ended June 30,		Six months ended June 30,		Development
	2012	2011	2012	2011	Stage

Joe Durant: CEO, Director	$22,500	$-	$45,000	$-	$67,500
Gerry Shirren: CFO, Director	$15,000	$15,000	$30,000	$30,000	$145,000
Frank O Donnell: Executive VP Business Development, Director	$22,500	$30,000	$45,000	$60,000	$187,500
Total	$60,000	$45,000	$120,000	$90,000	$400,000

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 5,200,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President Business Development Frank O Donnell and 2,600,000 shares of common stock to CFO Gerry Shirren. The stock issued reflects the effect of the stock dividend/forward split.

The common stock issued as compensation during the six month period ending June 30, 2012 was as follows:

	Shares Issued	Closing Price on Date of Board Approval	Value

Joe Durant: CEO, Director	5,200,000	$0.255	$1,326,000
Gerry Shirren: CFO, Director,	2,600,000	$0.255	$663,000
Frank O Donnell: Exec.VP Business Development, Director	5,200,000	$0.255	$1,326,000

The stock issued reflects the effect of the stock dividend/forward split.

Note 5 Spin-out of E World Corp and Share Dividend

By way of an assignment agreement between E World Corp and Green Energy Renewable Solutions, a number of agreements, letters of intent and various rights and any obligations relating to these rights held by Green Energy Renewable Solutions, Inc. were assigned to and accepted by E World Corp. In addition, Media and Technology Solutions, Inc. became a wholly owned subsidiary of E World Corp. with the transfer of stock held by Green Energy Renewable Solutions Inc. to E World Corp. In an additional agreement between Green Energy Renewable Solutions, Inc. and E World Corp, E World Corp. assumed all the liabilities held by Green Energy Renewable Solutions, Inc. to various related parties and shareholders in return for full payment and a balancing payable amount due to E World Corp which will remain between the companies as an unsecured debt without interest.

These transactions were to facilitate the agreement entered into between Green Energy Renewable Solutions, Inc. and Green Renewable Energy Solutions, Inc. on August, 27, 2011 which was subsequently cancelled and replaced by a new agreement on September 17, 2011 (see Note 6).

E World Corp. completed a forward split of its common stock of 5 to 1 following which, E World Corp. had 9,252,526 shares outstanding, the same amount of stock outstanding of Green Energy Renewable Solutions, Inc. on January 31, 2012 to allow for the share dividend of one share in E World Corp for each Green Energy Renewable Solutions share held on that date.

Effective January 31, 2012, the spin-out of E World Corp was completed with the share distribution of 9,252,526 shares of E World Corp common stock. The effect on Green Energy Renewable Solutions Balance sheet is set fourth below and the book value of E World Corp’s net assets (liabilities) on the date of the spin-out was $(254,028).

As the net book value of E World Corp net assets was negative, the impact on the Green Energy Renewable Solutions Balance Sheet was in increase in Additional Paid-In Capital of $254,028.

Since the shareholders of Green Energy Renewable Solutions are also the shareholders of E World Corp. the spin-out transaction was recorded based on accounting for entities under common control.

E World Corp
Schedule of Assets and Liabilities Spun Out	Total
Bank Overdraft	(235)
Other Receivable	5,000
Related Party Receivable: Green Energy Renewable Solutions Inc.	236,553
Accounts Payable	(10,783)
Due to related party Blue Atelier	(182,770)
Due to related party Media and Technology Solutions,	(1,761)
Due to related party Payable Frank O Donnell	(149,008)
Due to related party Payable Gerry Shirren	(1,025)
Notes Payable Related Party Blue Atelier	(150,000)
Net Value of Assets(Liabilities) Spun-Out	$(254,028)

The Consolidated Statement of Operations for the six months ended June 30, 2012 includes E World Corp and its subsidiaries for the period from January 1, 2012 to January 31, 2012. The Consolidated Statement of Operations includes the following relating to E World Corp:

E World Corp Statement of Operations	Period to January 31, 2012
Sales	$12
Gross Profit	12
Bank Service Charges	39
New Zoo - Master Storage Costs	257
Total Operating Expense	296
Operating Loss	(284)
Interest Charges	(1000)
Net Loss	$(1284)

On June 30, 2012 amounts owned by the Company to E World Corp totaled $268, 611.

Note 6 – Asset Purchase Agreement with Green Renewable Energy Solutions

On September 17, 2011, Green Energy Renewable Solutions, Inc. (“the “Company”) entered into a  letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which was to cancel the Binding Letter of Intent entered into between the Parties on July 27, 2011 and to replace this with a new agreement. The effect of the Letter of Intent was completed with the execution of the Asset Purchase Agreement executed on February 4, 2012 following the completion on the reverse split and spin out set out in the Letter of Intent.

The Letter of Intent agreement is summarized below:

i.	The Company will acquire the assets of GRES including contracts entered into by GRES with regard to the acceptance, processing and disposal of construction and demolition waste dated May 19, 2011 and Municipal Solid Waste agreement dated September 7, 2011 and other agreements relating to the financing of energy and waste disposal projects.

ii.	The Company will change its name immediately to Green Energy Renewable Solutions Inc.

iii.	The consideration for the acquisition of GRES will be the issue of new common stock of the Company such that on completion of the issue, the existing shareholders of both the Company and GRES will own the Company in equal amount.

iv.	The board of the Company will change with immediate effect to reflect this 50/50 ownership and Joe DuRant will be appointed as Chief Executive Officer of the Company.

v.	Prior to the completion of the transaction and the issue of the Company’s stock consideration, the Company will spin out its wholly owned subsidiaries, Media and Technology Solutions, Inc. and E World Corp as independent public companies. E World Corp will retain the ownership of the E World name, websites and all existing agreements, licenses and projects in development other than the project being developed by GRES.

vi.	On February 4, 2012 the Company executed the Asset Purchase Agreement and completed the purchase of the assets of Green Renewable Energy Solutions, Inc., namely the contracts and agreements referred to in (i) above, for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. and a further 2,302,333 common shares of deferred consideration.

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

2.	The assets purchased consisted of a number of contracts as follows:

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

Forton Technologies LLC gave notice of termination of the Agreement to Co-operate on June 05, 2012. As of June 30, 2012, the proposed funding of the Highland Park waste conversion and recycling project is in progress and as the outcome of this is uncertain at this time, the value attributed to the intangible assets acquired has been fully impaired with a charge of $690,700 in the six month period ended June 30, 2012.

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

The Company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company executed a lease agreement on November 11, 2011 to the real estate on a month to month basis, for a period not to exceed 6 months, at $5,000 per month with purchase price of the real estate to be reduced by 50% of the lease payments made. The company incurred lease payments up to and including April 2012 which were expensed in the period. Pending the outcome of an environmental study on the suitability of the property, uncertainty remains as to whether the Company will complete the purchase.

Note 8– Stockholders Equity

As of June 30, 2012, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001.

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

On April 3, 2012, the Company assigned and subsequently converted a number of accounts payable totaling $131,878 of amounts outstanding since 2009. On April 19, 2012, the accounts payable were settled through the issuance of 13,000,000 shares of common stock.

On the date of settlement of the transaction the closing price of the Company’s common stock was $0.10 per share, resulting in an additional charge to financing cost relating to the conversion of $518,122 in the period ending June 30, 2012.

The stock issued reflects the effect of the stock dividend/forward split.

On April 17, 2012 and as described in Note 4 above, the Board of the Company approved the issuance of 13,000,000 shares of restricted common stock to key executives and directors of the Company as a bonus incentive.

On June 27, 2012 the Company announced that its Board of Directors had approved a one share for one share stock dividend of the Company’s common stock, regarding this as an effective forward split. Each shareholder of record at the close of business on June 29, 2012 will receive one additional share for every outstanding share held on the record date. The Articles were amended to reflect this on July 16, 2012 and this received FINRA approval on July 27, 2012. All share amounts in the Financial Statements have been restated to reflect the dividend share/forward split.

Stock issued during the six months ended June 30, 2011 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered. Please see below for an outline of all shares issuances during the six month period ended June 30, 2012.

Stock Issues Six Months to June 2012	Date of Board Approval	Shares Issued	Description	Closing Price on Settlement Date	Issue Value
Kandico Enterprises	February 21, 2012	14,000	Real Estate Consultancy Services	$0.08	$1,050
Ken Daniels	February 21, 2012	133,334	Waste Project Planning Consultancy	$0.08	$10,000
Green Renewable Energy Solutions, Inc	February 21, 2012	9,209,334	Asset Purchase Agreement	$0.08	$690,700
E World Corp	February 21, 2012	1,385,716	Finance charge under Note Payable	$0.05	$69,286
Blue Future Inc	February 21, 2012	240,000	IR Consultancy and Services	$0.08	$18,000
Joe Dubose	February 21, 2012	142,240	Security Consultancy Services	$0.08	$10,668
Darrin Ocasio	March 14, 2012	120,000	Legal Services	$0.05	$6,000
Moody Capital Partners	March 14, 2012	400,000	Investment Banking Services	$0.05	$20,000
E World Corp	March 14, 2012	5,925,924	Stock Issue under Note Payable	$0.05	$296,296
Brookside International Ld.	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Sierra Consultant Corporation	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Concept Assets Ltd.	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Network Communications Ltd	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Joe Durant	April 17, 2012	5,200,000	Management Stock Issue	$0.26	$1,326,000
Guy Peckham	April 17, 2012	200,000	Web and Image Consultancy	$0.29	$58,000
Frank Doherty	April 17, 2012	200,000	Business Development Consultancy	$0.29	$58,000
Frank O Donnell	April 17, 2012	5,200,000	Management Stock Issue	$0.26	$1,326,000
Gerry Shirren	April 17, 2012	2,600,000	Management Stock Issue	$0.26	$663,000
Total		43,970,548			$5,203,000

As of June 30, 2012 and December 31, 2011, the Company had 62,475,600 (31,237,800 shares prior to the stock dividend/forward split) and 18,505,052 (9,252,526 shares prior to the stock dividend/forward split) shares of common stock outstanding respectively.

Note 9 - Subsequent Events

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company will sell one million shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and the closing date of the transaction will be upon receipt of the outstanding balance of $400,000.

On July 03, 2012, the Company executed a letter of intent with Landfill Solutions Corporation, a Puerto Rico corporation under which both parties will develop a major waste diversion program and waste to energy development as part of a remediation project being undertaken as a municipal landfill in Puerto Rico. The project includes contracts for municipal solid waste from four municipal authorities for 500 tons per days at a rate starting at $17 per ton and escalating to $35 per ton after 5 years. The Company has commenced detailed environmental studies and preparation of development plan for full permitting of the landfill remediation works and the waste diversion program.

On July 12, 2012, the Company entered into a Convertible Promissory Note and Securities Purchase Agreement with Asher Enterprises, Inc. providing for the issuance of an 8% Convertible Promissory Note in the principal amount of $32,500 and under which Asher Enterprises, Inc. is entitled to convert the note under certain conditions to common stock at a 42% discount to market price as defined in the related agreements.

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

On September 17, 2011 Green Energy Renewable Solutions entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, the Company changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, on January 26, 2012 Green Energy Renewable Solutions completed a 5 to 1 reverse split, spun out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and on February 4, 2012 completed the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

Green Energy Renewable Solutions key area of business is focused on the development of waste conversion and waste to energy opportunities including landfill diversion, waste recycling and energy recovery from construction and demolition waste and municipal solid waste. The Company is currently in development on such opportunities in Michigan and Puerto Rico.

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

The Company is headquartered in Las Vegas, Nevada and is currently developing construction and demolition waste and municipal solid waste diversion, recycling and energy recovery operations in Highland Park, Michigan and in Puerto Rico with other projects in the early planning stages

Waste Diversion, Recycling and Energy Recovery

The Green Energy Business Model is a rapid growth multi-stage model which can be replicated over and over again. The initial construction and demolition waste processing is located on a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and is considering the purchase a further parcel of real estate at Oakman Blvd. Highland Park MI which is had previously leased. The Company is preparing the permit applications for its Highland Park C&D recycling operation and when permitted it will generate revenue from tipping fees and the sale of processed C&D recyclables; primarily metal, plastic, cardboard, asphalt, and wood. Ready markets exist for this sorted and processed waste material with metal waste achieving over $150 per ton. The company will process incoming unsorted C&D for recovery of valuable recycle materials, including metal, cardboard, paper, concrete, asphalt shingles and plastics. The recycling process is projected to increase the value of the waste by a factor of 4. Green Energy acquired contracts under LOI and asset purchase agreement with Green Renewable Energy Solutions, Inc. including a contract with Disposal Specialties, LLC (“Disposable Specialties”) for the supply of construction & demolition debris (C&D). Under the terms of the 20 year term C&D contract, Disposal Specialties will deliver up to 1000 tons of C&D per day to the Company’s Highland Park facility and the Company is guaranteed a minimum “tipping” fee of $10.00 per ton. Up to $3.5m will be required to complete the Highland Park C & D processing and recycling operation.

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

Green Energy Renewable Solutions is in partnership to develop a waste diversion program and waste to energy development as part of a remediation project being undertaken as a municipal landfill in Puerto Rico. In July 2012, the Company entered into a letter of intent with Landfill Solutions Corporation, a Puerto Rico corporation to jointly develop the project and the parties have jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. Once operational, the project will accept and process 500 tons per day of MSW under the four long term municipal contracts at a rate starting at $17 per ton and escalating to $35 per ton after 5 years. The diversion program will also generate revenues from recyclable materials while the project plans the construction of the on-site waste to energy and waste to fuels operation.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2011

Revenues for the six month period ended June 30, 2012 were $12 compared to $28 for the six month period ended June 30, 2011.

Total operating expense for the six month period ended June 30, 2012 increased by $5,172,591 from $116,782 for the six months ended June 30, 2011 to $5,289,373 for the same period in 2012. The increase was primarily due to an increase in professional fees, financing costs and losses on the settlement of accounts payable through the issuance of common stock.

Interest expense for the six months ended June 30, 2012 decreased from $6,000 for the six months ended June 30, 2011 to $1,054 for the same period in 2012. The interest arose from an 8% convertible note held by Media & Technology with Blue Atelier, Inc., the largest shareholder of Green Energy Renewable Solutions, issued in connection with the purchase of intangible assets and a 10% promissory note held by the Company with Blue Atelier, Inc. in respect of advances made to cover operating costs.

Due to the factors described above, the Company's net loss increased by $5,167,661 from net loss of $122,754 for the six months ended June 30, 2011 to a net loss of $5,290,415 for the same period in 2012.

THREE MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2011

Revenues for the three month period ended June 30, 2012 were $0 compared to $28 for the three month period ended June 30, 2011.

Total operating expense for the three month period ended June 30, 2012 increased by $3,993,659 from $63,353 for the three months ended June 30, 2011 to $4,057,066 for the same period in 2012. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the three months ended June 30, 2012 was $54 compared to $3,000 for the three months ended June 30, 2011. The interest arose from a 10% promissory note held by the Company with Blue Atelier, Inc. in respect of advances made to cover operating costs. The note matures on August, 31, 2012 with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $3,993,741 from net loss of $63,325 for the three months ended June 30, 2011 to a net loss of $4,057,066 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,290,415, used cash flow from operations of $68,270 for the six months ended June 30, 2012, had a working capital deficiency of $500,656, an accumulated deficit of $4,514,336 along with an accumulated deficit of $5,780,877 during development stage for the period from April 1, 2011 to June 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $11 on June 30, 2012 compared to $316 as of December 31, 2011.

During the six months ended June 30, 2012, net cash used by operating activities totaled $68,270, compared to net cash used by operating activities of $ 50,316 for the comparable six month period in 2011. Net cash provided by investing activities for the six months ended June 30, 2012 totaled $0 compared to $0 for the comparable six month period in 2011. Net cash provided by financing activities for the six months ended June 30, 2012 totaled $67,965 compared to $49,603 for the comparable six month period in 2011.

The above cash flow activities yielded a net cash decrease of $305 during the six months ended June 30, 2012 compared to an increase of $713 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision of the Company’s Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2012. Based on that evaluation, our Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None, for the three month period ending June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares issued by the Company during the six months ended June 30, updated to reflect the issue of the dividend share/forward split were as follows:

Stock Issues Six Months to June 2012	Date of Board Approval	Shares Issued	Description	Closing Price on Settlement Date	Issue Value
Kandico Enterprises	February 21, 2012	14,000	Real Estate Consultancy Services	$0.08	$1,050
Ken Daniels	February 21, 2012	133,334	Waste Project Planning Consultancy	$0.08	$10,000
Green Renewable Energy Solutions, Inc	February 21, 2012	9,209,334	Asset Purchase Agreement	$0.08	$690,700
E World Corp	February 21, 2012	1,385,716	Finance charge under Note Payable	$0.05	$69,286
Blue Future Inc	February 21, 2012	240,000	IR Consultancy and Services	$0.08	$18,000
Joe Dubose	February 21, 2012	142,240	Security Consultancy Services	$0.08	$10,668
Darrin Ocasio	March 14, 2012	120,000	Legal Services	$0.05	$6,000
Moody Capital Partners	March 14, 2012	400,000	Investment Banking Services	$0.05	$20,000
E World Corp	March 14, 2012	5,925,924	Stock Issue under Note Payable	$0.05	$296,296
Brookside International Ld.	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Sierra Consultant Corporation	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Concept Assets Ltd.	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Network Communications Ltd	April 13, 2012	3,250,000	Settlement of accounts payable	$0.05	$162,500
Joe Durant	April 17, 2012	5,200,000	Management Stock Issue	$0.26	$1,326,000
Guy Peckham	April 17, 2012	200,000	Web and Image Consultancy	$0.29	$58,000
Frank Doherty	April 17, 2012	200,000	Business Development Consultancy	$0.29	$58,000
Frank O Donnell	April 17, 2012	5,200,000	Management Stock Issue	$0.26	$1,326,000
Gerry Shirren	April 17, 2012	2,600,000	Management Stock Issue	$0.26	$663,000
Total		43,970,548			$5,203,000

Item 3. Defaults upon Senior Securities

None, for the six month period ending June 30, 2012.

Item 4. Submission of matters to a Vote of Security Holders

None, for the six month period ending June 30, 2012.

Item 5. Other Information

None

Item 6. Exhibits

Green Energy Renewable Solutions, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .

3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011

3.8	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on February 28, 2012

3.9	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 02, 2012

10.1	Stock purchase agreement - between Green Energy Renewable Solutions, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology

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

Green Energy Renewable Solutions, Inc.

Date: August 13, 2012	By: /s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

By: /s/ Gerry Shirren, Chief Financial Officer
Gerry Shirren Chief Financial Officer

