Form 10-Q/A
period 2012-06-30
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-09-10
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

(Amendment No. 1)

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

Explanation of Amendment No. 1

Green Energy Renewable Solutions , Inc. (“the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on 10-Q for the fiscal Quarter ending June 30, 2012 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on August 14, 2012. This amendment is being filed solely for the purposes to submit its interactive data exhibit that includes detailed tagging of the footnotes and schedules to the financial statements. This Amendment No. 1 does not affect any other portion of the Second Quarter 10-Q.

Item 6, Exhibits

Exhibit No 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Energy Renewable Solutions, Inc.

Date: September 7, 2012	By: /s/ Joe DuRant, Chief Executive Officer

Joe DuRant
Chief Executive Officer

By: /s/ Gerry Shirren, Chief Financial Officer

Gerry Shirren Chief Financial Officer