Form 10-Q
period 2012-09-30
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2012-11-15
CIK 1343979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER :  000-52438

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

243 W. Congress, Suite 350 Detroit, Michigan 48226

(Address of principal executive offices)

313-962-5222

(Issuer's telephone number)

2029 Paradise Road Las Vegas, Nevada, 89104

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

The number of shares outstanding of each of the issuer's classes of common equity as of October 22, 2012: 62,636,850

Part 1 Financial Information

Item 1 Financial Statements

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011

Assets:
Current assets:
Cash	$22,774	$316
Accounts receivable	166	166
Note receivable	-	5,000
Prepaid assets	3,021	-
Total current assets	25,961	5,482

Land	27,752	27,752
Deposits	-	900
Total Assets	$53,713	$34,134

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$80,476	$145,137
Accounts and other payables-related party	146,640	227,123
Due to related party	206,660	151,392
Convertible notes- related party	70,000	150,000
Convertible notes-(net of $38,505 unamortized discount)	76,088	-
Total current liabilities	579,864	673,652

Total Liabilities	$579,864	$673,652

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 150,000,000 shares
Authorized and 62,636,850 and 18,505,052 shares outstanding at September 30, 2012 and December 31, 2011, respectively	62,637	18,505
Stock payable	155,000
Additional paid-in capital	9,784,372	4,346,775
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(6,013,824)	(490,462)
Total Shareholders Deficit	(526,151)	(639,518)
Total Liabilities and Shareholders Deficit	$53,713	$34,134

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Development Stage (April 1 2010 to September 30,
	2012	2011	2012	2011	2012)
Sales	$-	$-	$12	$28	$219
Cost of sales	-	-	-	-	-
Gross profit	-	-	12	28	219

Bank service charges	1,816	339	3,044	727	5,428
New zoo revue	-	772	257	2,774	17,811
Development projects	-	-	-	-	14,125
Office and miscellaneous expenses	2,783	481	2,991	1,394	14,164
Executive and directors compensation	42,500	45,000	3,477,500	135,000	3,757,500
Waste project expenses	72,796	-	158,154	-	196,997
Professional fees	96,516	14,526	260,433	34,673	348,190
Investor relations	3,000	-	32,000	1,000	33,000
Travel expenses	1,503	-	1,504	2,332	16,775
Loss of settlement of account payable	-	-	518,122	-	518,122
Other financing costs	-	-	365,582	-	365,582
Impairment of intangible assets	-	-	690,700	-	691,149
Total operating expense	220,914	61,118	5,510,287	177,900	5,978,843
Operating loss	(220,914)	(61,118)	(5,510,275)	(177,872)	(5,978,624)

Debt discount	(10,460)	-	(10,460)	-	(10,460)
Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(1,573)	$(3,000)	(2,627)	(9,000)	(23,627)
Total other expense	(12,033)	(3,000)	(13,087)	(9,000)	(35,200)
Net loss	$(232,947)	$(64,118)	$(5,523,362)	$(186,872)	$(6,013,824)

Net loss per common share	$(0.00)	$(0.00)	$(0.11)	$(0.01)
Weighted average common shares outstanding	62,579,717	17,304,998	48,442,388	17,304,998

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Month Period Ended September 30		Development Stage (April 1 2010 to September 30,
	2012	2011	2012)
Operating Activities
Cash flows from operating activities :
Net loss	$(5,523,362)	$(186,872)	$(6,013,824)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Amortization of covertible debt discount	11,088	-	11,088
Issuance of common stock for services	206,419	-	206,569
Issuance of common stock for compensation	3,315,000	-	3,315,000
Issuance of common stock for asset purchase	690,700	-	690,700
Issuance of common stock for finance costs	365,582	-	365,582
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Loss on settlement of accounts payable	518,122	-	518,122
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Accounts receivables	-	(13,500)	(166)
Deposits	-	-	(900)
Prepaid expenses	(3,021)	4,141	(3,021)
Accounts payable and accrued liabilities	64,429	-	70,661
Accounts payable-related parties	91,540	99,100	327,762
Cash used in operating activities	(263,503)	(97,131)	(511,264)

Investing Activities:
Notes receivable	-	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Purchase of land	-	-	(27,752)
Cash used in investing activities	-	-	(31,802)

Financing Activities:
Stock payable	155,000	150,000	155,000
Advances from related party	68,121	61,318	197,923
Payments on advances from related party	(7,160)	-	(7,160)
Bank overdrafts	-	36	-
Advances for convertible note	65,000	-	65,000
Advances for secured note	5,000	-	5,000
Issuance of subsidiary stock for cash	-	-	150,000
Cash provided by financing activities	285,961	211,354	565,763

Increase in cash	22,458	114,223	22,697

Cash, beginning of period	316	721	77
Cash, end of period	$22,774	$114,944	$22,774

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	$-	$690,700
Spin-out of subsidiary	$254,028	$-	$254,208
Share issued to settle debt	$131,878	$-	$131,878
Deemed distribution to majority shareholder	$-	$-	$150,000

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

On April 1, 2010, the Company entered into development stage accumulating a net loss of $6,013,824 from April 1, 2010 to September 30, 2012.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that we will continue as a going concern. The Company has incurred a total accumulated deficit of $4,514,336 at September 30, 2012 and an accumulated deficit of $6,013,824 during development stage period from April 1, 2010 to September 30, 2012. Our ability to continue as a going concern is dependent upon the Company implementing its business plans resulting in profitable operations. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence. The Company also intends to position itself so that it may be able to raise additional funds through the capital markets and to raise additional borrowings. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

On July 27, 2011, the Company incorporated a new wholly owned subsidiary, E World Corp. and by way of an assignment agreement, the Company assigned a number of letters of intent and various rights and obligations relating to rights held by Green Energy Renewable Solutions, Inc. to E World Corp. Inc. The Company also transferred 100% of its stock held in its wholly owned subsidiary Media and Technology Solutions, Inc. to E World Corp., and as a result Media and Technology, Inc. became a wholly owned subsidiary of E World Corp.

On February 1, 2012, E World Corp., along with its subsidiary was spun-out as a separate private company by way of share dividend and the financial statements include the operations of E World Corp and its subsidiaries up to that date.

The Company incorporated wholly owned subsidiary corporations, Green Energy Renewable Solutions Highland Park, Inc., a Michigan corporation, and Green Renewable Solutions, Inc. a Puerto Rico corporation and its 50/50 joint venture corporation, Yabucoa Recycling Corporation, Inc. also a Puerto Rico corporation. These corporations were formed as part of the planned waste diversion projects in Michigan and Puerto Rico and at September 30, 2012, these corporations have not yet had any activity or transactions with development work to date undertaken and funded by Green Energy Renewable Solutions, Inc.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

b) Basis of Consolidation-Cont.

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

i) Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2012-7 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

k) Share-based Payments

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

The following is a list of related party balances as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Due to related party	$206,660	$151,392
Accounts and other payable - related party	$146,640	$227,123
Convertible note - related party (Blue Atelier Inc.)	$-	$150,000
Secured note – related party (E World Corp. $65,000,Blue Atelier Inc. $5,000)	$70,000	$-
	$433,300	$528,515

Related party transactions during the period include consultancy fee charges for the three month and nine month periods ending September 30, 2012 and 2011 and for the Development Stage period from April 1, 2010 to September 30, 2012. Please see below:

	3 Months Ended September 30,		9 Months Ended September 30,		Development Stage (April 1 2010 to September 30,
	2012	2011	2012	2011	2012)
Joe DuRant: CEO, Director	$15,000	$-	$1,386,000	$-	$1,408,500
Gerry Shirren: CFO, Director	$12,500	$15,000	$705,500	$45,000	$820,500
Frank O Donnell: Executive VP Business Development, Director	$15,000	$30,000	$1,386,000	$90,000	$1,528,500
Total	$42,500	$45,000	$3,477,500	$135,000	$3,757,500

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 5,200,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President Business Development Frank O Donnell and 2,600,000 shares of common stock to CFO Gerry Shirren. The stock issued reflects the effect of the stock dividend/forward split.

The common stock issued as compensation during the six month period ending September 30, 2012 was as follows:

	Shares	Closing Price on Date of
	Issued	Board Approval	Value

Joe Durant: CEO, Director	5,200,000	$0.51	$1,326,000
Gerry Shirren: CFO, Director,	2,600,000	$0.51	$663,000
Frank O Donnell: Exec.VP Business Development, Director	5,200,000	$0.51	$1,326,000

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

Effective January 31, 2012, the spin-out of E World Corp was completed with the share distribution of 9,252,526 shares of E World Corp common stock. The effect on Green Energy Renewable Solutions Balance sheet is set forth below and the book value of E World Corp’s net assets (liabilities) on the date of the spin-out was $(254,028).

As the net book value of E World Corp net assets was negative, the impact on the Green Energy Renewable Solutions Balance Sheet was in increase in Additional Paid-In Capital of $254,028.

Since the shareholders of Green Energy Renewable Solutions are also the shareholders of E World Corp. the spin-out transaction was recorded based on accounting for entities under common control.

E World Corp
Schedule of Assets and Liabilities Spun Out	Total
Bank Overdraft	$(235)
Other Receivable	$5,000
Related Party Receivable: Green Energy Renewable Solutions Inc.	$236,553
Accounts Payable	$(10,782)
Due to related party Blue Atelier	$(182,770)
Due to related party Media and Technology Solutions,	$(1,761)
Due to related party Payable Frank O Donnell	$(149,008)
Due to related party Payable Gerry Shirren	$(1,025)
Notes Payable Related Party Blue Atelier	$(150,000)
Net Value of Assets(Liabilities) Spun-Out	$(254,028)

The Consolidated Statement of Operations for the nine months ended September 30, 2012 includes E World Corp and its subsidiaries for the period from January 1, 2012 to January 31, 2012. The Consolidated Statement of Operations includes the following relating to E World Corp:

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

E World Corp
Period from
January 1,
2012 to
January 31,
Statement of Operations	2012
Sales	$12
Gross Profit	12
Bank Service Charges	39
New Zoo - Master Storage Costs	257
Total Operating Expense	296
Operating Loss	(284)
Interest Charges	1,000
Net Loss	(1,284)

On September 30, 2012 amounts owed by the Company to E World Corp totaled $201,622

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

(Unaudited)

Note 6 – Asset Purchase Agreement with Green Renewable Energy Solutions (Continued)

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

Foton Technologies LLC gave notice of termination of the Agreement to co-operate on June 05, 2012. As of September 30, 2012, the proposed funding of the Highland Park waste conversion and recycling project is in progress and as the outcome of this is uncertain at this time, the value attributed to the intangible assets acquired has been fully impaired with a charge of $690,700 in the nine month period ended September 30, 2012.

Note 7 – Waste Project Expense

The Company incurred an expense of $158,154 in the nine month period to September 30, 2012 including $72,796 for three month period to September 30, 2012 in the development of its waste diversion projects in Highland Park, Michigan and at the Yabucoa landfill project in Puerto Rico.

Highland Park, Michigan: The initial construction and demolition waste processing was planned for a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and leased further real estate with an option to purchase. The Company is now exploring alternative locations to the Highland Park location which is now deemed unsuitable for environmental reasons following a fire in a derelict building on the real estate parcel which the Company had leased.

Yabucoa Landfill, Puerto Rico: Together with its partner Landfill Solutions Corporation, the Company is planning to remediate and manage the Yabucoa municipal landfill that has been closed since 2011. The remediation plan is designed to bring the landfill up to current operating standards and reopen the landfill for operations while developing recycling and waste conversion facilities. The parties have jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. Once operational, the project will accept and process 500 tons per day of MSW under the four long term municipal contracts at a rate starting at $17 per ton and escalating to $35 per ton after 5 years. The eventual outcome of these developments remains uncertain until the permitting process is completed and project completion funding is in place. This process is currently underway and until it reaches a satisfactory conclusion, the Company has decided to expense all cost related to these projects.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Operating Lease Commitments

The Company terminated its lease of office space on a month to month basis at 1001 Convention Center Drive, Las Vegas, 89109 on January 31, 2012 and its current offices at 2029 Paradise Road, Las Vegas 89104 are made available to the Company on a month to month basis without charge from parties related to Blue Atelier Inc., the Company’s largest shareholder.

The Company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company executed a lease agreement on November 11, 2011 to the real estate on a month to month basis, for a period not to exceed 6 months, at $5,000 per month with purchase price of the real estate to be reduced by 50% of the lease payments made. The company incurred lease payments up to and including April 2012 which were expensed in the period. The derelict building on the real estate had a fire which left it environmentally unstable and following this, the Company decided not to proceed with the purchase at this time. The Company is considering alternative suitable locations for this development

On October 5, 2012, the Company lease offices at 243 W Congress, Suite 350, Detroit Michigan 48226 for a one year term at $900 per month.

Note 9 – Convertible Notes

Asher Enterprises Promissory Note I August 07, 2012

On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 12, 2012. During the year period ended September 30, 2012 the Company accrued $584 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading immediately prior to conversion date".

As at September 30, 2012 the convertible note payable was recorded net of unamortized debt and accrued interest discount of $16,630.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2012. During the year period ended September 30, 2012 the Company accrued $235 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

As at September 30, 2012 the convertible note payable was recorded net of unamortized debt and accrued interest discount of $22,175.

Subsequent to September 30, 2012, the Company entered into a further Convertible Promissory Note and Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher III”) providing for the issuance of an 8% Convertible Promissory Note in the principal amount of $27,500 and under which Asher Enterprises, Inc. is entitled to convert the note under certain conditions to common stock at 58% of market price as defined in the related agreements. The agreements were completed and funds received under the fund on October 12, 2012

As of September 30, 2012, the Company has reserved a total of 5,826,000 shares of common stock for the potential conversion the Asher promissory notes.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Stockholders Equity

As of September 30, 2012, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001.

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

On April 3, 2012, the Company assigned and subsequently converted a number of accounts payable totaling $131,878 of amounts outstanding since 2009. On April 19, 2012, the accounts payable were settled through the issuance of 13,000,000 shares of common stock. On the date of settlement of the transaction the closing price of the Company’s common stock was $0.10 per share, resulting in an additional charge to financing cost relating to the conversion of $518,122 in the period ending September 30, 2012.

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

The stock issued reflects the effect of the stock dividend/forward split.

Stock issued during the nine months ended September 30, 2011 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered. Please see below for an outline of all shares issuances during the nine month period ended September 30, 2012.

				Closing
				Share on
Date	Stock Issues 9 Months to			Approval
Approved	September , 2012	Stock Issued	Description	Date	Issue Value

February 21, 2012	Kandico Enterprises	14,000	RealEstate Consultancy Services	$0.08	$1,050
February 21, 2012	Ken Daniels	133,334	Waste Project Planning Consultancy	$0.08	$10,000
February 21, 2012	Green Renewable Energy Solutions , Inc	9,209,334	Asset Purchase Agreement	$0.08	$690,700
February 21, 2012	E World Corp	1,385,716	Finance charge under Note Payable	$0.05	$69,286
February 21, 2012	Blue Future Inc.	240,000	IR Consultancy and Services Agreement	$0.08	$18,000
February 21, 2012	Joe Dubose	142,240	Security Consultancy Services	$0.08	$10,668
March 14, 2012	Darrin Ocasio	120,000	Legal Services	$0.05	$6,000
March 14, 2012	Moody Capital Partners	400,000	Investment Banking Services	$0.05	$20,000
March 14, 2012	E World Corp	5,925,924	Stock Issue under Note Payable	$0.05	$296,296
April 13, 2012	Network Communications Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Brookside International Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Sierra Consultant Corp	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Concept Assets Inc.	3,250,000	Debt Conversion	$0.05	$162,500
April 17, 2012	Frank O Donnell	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Joe Durant	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Gerry Shirren	2,600,000	Management Stock Issue	$0.26	$663,000
April 17, 2012	Guy Peckham	200,000	Web and Image Consultancy	$0.29	$58,000
April 17, 2012	Frank Doherty	200,000	Business Development Consultancy	$0.29	$58,000
July 1, 2012	Michael Porter	50,000	Business Consultancy	$0.21	$10,500
August 14, 2012	Ardour capital	31,250	Investment Banking retainer	$0.16	$5,000
August 14, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.11	$4,400
September 1, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.12	$4,800
		44,131,798			5,227,700

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The stock issued reflects the effect of the stock dividend/forward split.

As of September 30, 2012 and December 31, 2011, the Company had 62,636,850 and 18,505,052 (9,252,526 shares prior to the stock dividend/forward split) shares of common stock outstanding respectively.

Stock Payable

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company will sell one million shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and a further $50,000 received on August 20, 2012 and the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of September 30, 2012, the shares have not been issued, and as such the Company has recorded the $150,000 in cash received to stock payable.

On August 14, 2012, the Company entered into 6 month professional services agreement, where the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of September 30, 2012, the Company has recorded $5,000 in stock payable related to this contract.

Note 11 - Subsequent Events

On October 05, 2012, the Company entered into a lease agreement for an office space located at 243 W Congress, Suite 350, Detroit, Michigan 48226 for a one year term at $900 per month.

On October 12, 2012, Convertible Promissory Note and Securities Purchase Agreement with Asher Enterprises, Inc. providing for the issuance of an 8% Convertible Promissory Note in the principal amount of $27,500 and under which Asher Enterprises, Inc. is entitled to convert the note under certain conditions to common stock at a 42% discount to market price as defined in the related agreements.

On October 30, the Company entered into a $35,000 convertible promissory note with JMJ Financial, with a maturity 12 months after the note date with a conversion at the lessor of $0.095 per share or 60% of the market price subject to the terms defined in the agreement.

As of October 31, 2012 the Company has reserved a total of 9,526,000 shares of common stock for the potential conversion the Asher promissory notes including the 5,826,000 shares reserved at September 30, 2012.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

Green Energy Renewable Solutions, Inc. (OTC QB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are now located at 243 W. Congress, Suite 350, Detroit, Michigan  48226.

On September 17, 2011 Green Energy Renewable Solutions entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, the Company changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, on January 26, 2012 Green Energy Renewable Solutions completed a 5 to 1 reverse split, spun out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and on February 4, 2012 completed the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc. On June 27, 2012, the Company approved a one for one stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

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

The Company is headquartered in Detroit, Michigan and is currently developing construction and demolition waste and municipal solid waste diversion, recycling and energy recovery operations in Highland Park, Michigan and in Puerto Rico with other projects in the early planning stages

Waste Diversion, Recycling and Energy Recovery

The Green Energy Business Model is a rapid growth multi-stage model which can be replicated over and over again. The initial construction and demolition waste processing was planned for a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and leased further real estate with an option to purchase.. The Company is now exploring alternative locations to the Highland Park location which is now deemed unsuitable for environmental reasons. The construction and demolition waste operation will generate revenue from tipping fees and the sale of processed C&D recyclables; primarily metal, plastic, cardboard, asphalt, and wood. Ready markets exist for this sorted and processed waste material with metal waste achieving over $150 per ton. The company will process incoming unsorted C&D for recovery of valuable recycle materials, including metal, cardboard, paper, concrete, asphalt shingles and plastics. The recycling process is projected to increase the value of the waste by a factor of 4. Green Energy acquired contracts under LOI and asset purchase agreement with Green Renewable Energy Solutions, Inc. including a contract with Disposal Specialties, LLC (“Disposable Specialties”) for the supply of construction & demolition debris (C&D). Under the terms of the 20 year term C&D contract, Disposal Specialties will deliver up to 1000 tons of C&D per day to the Company’s facility and the Company is guaranteed a minimum “tipping” fee of $10.00 per ton. Up to $3.5m will be required to complete the C & D processing and recycling operation.

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

Green Energy Renewable Solutions is in partnership to develop a waste diversion program and waste to energy development as part of a remediation project being undertaken as a municipal landfill in Puerto Rico. In July 2012, the Company entered into a letter of intent with Landfill Solutions Corporation, a Puerto Rico corporation to jointly develop the project and the parties have jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. Once operational, the project will accept and process 500 tons per day of MSW under the four long term municipal contracts at a rate starting at $17 per ton and escalating to $35 per ton after 5 years. The diversion program will also generate revenues from recyclable materials while the project plans waste to energy and waste to fuels operation. The Company’s partner, Landfill Solutions Corporation, has sought approval and amendment to the current Yabucoa Landfill permits to accommodate the necessary elements required in the Company’s development and waste diversion plan for the landfill operation.

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Revenues for the nine month period ended September 30, 2012 were $ 12 compared to $28 for the nine month period ended September 30, 2011.

Total operating expense for the nine month period ended September 30, 2012 increased by $5,332,387 from $177,900 for the nine months ended September 30, 2011 to $5,510,287 for the same period in 2012. The increase was primarily due to an increase in professional fees, financing costs, losses on the settlement of accounts payable through the issuance of common stock and impairment of intangible assets.

Interest expense for the nine months ended September 30, 2012 decreased from $9,000 for the nine months ended September 30, 2011 to $2,627 for the same period in 2012. The interest arose in 2012 from a 8% convertible note held by Media & Technology with Blue Atelier, Inc., the largest shareholder of Green Energy Renewable Solutions, issued in connection with the purchase of intangible assets, a 10% promissory note held by the Company with Blue Atelier, Inc. in respect of advances made to cover operating costs and 8% convertible notes from Asher Enterprises for the purpose of funding operating costs. The Blue Atelier note matures on December, 31, 2012 with interest due on maturity and the Asher notes mature nine months from the original date with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $5,336,490 from net loss of $186,872 for the nine months ended September 30, 2011 to a net loss of $5,523,362 for the same period in 2012.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Revenues for the three month period ended September 30, 2012 were $0 compared to $0 for the three month period ended September 30, 2011.

Total operating expense for the three month period ended September 30, 2012 increased by $159,796 from $61,118 for the three months ended September 30, 2011 to $220,914 for the same period in 2012. The increase was primarily due to an increase in professional fees and operational activity.

Interest expense for the three months ended September 30, 2012 was $1,573 compared to $3,000 for the three months ended September 30, 2011. The interest during 2012 arose from a 10% promissory note held by the Company with Blue Atelier, Inc. in respect of advances made to cover operating costs. The Company also entered into 8% notes from Asher Enterprises on July 12 and August 28, 2012 each for $32,500 with an 8% interest rate. The Blue Atelier note matures on December, 31, 2012 with interest due on maturity and the Asher notes mature 9 months from the original date with interest due on maturity.

Due to the factors described above, the Company's net loss increased by $168,829 from net loss of $64,118 for the three months ended September 30, 2011 to a net loss of $232,947 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,523,362, used cash flow from operations of $263,503 for the nine months ended September 30, 2012, had a working capital deficiency of $553,903, an accumulated deficit of $4,513,336 along with an accumulated deficit of $6,013,824 during development stage for the period from April 1, 2011 to September 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $22,774 on September 30, 2012 compared to $316 as of December 31, 2011.

During the nine months ended September 30, 2012, net cash used by operating activities totaled $263,503, compared to net cash used by operating activities of $97,131 for the comparable nine month period in 2011. Net cash provided by investing activities for the nine months ended September 30, 2012 totaled $0 compared to $0 for the comparable nine month period in 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $285,961 compared to $211,354 for the comparable nine month period in 2011.

The above cash flow activities yielded a net cash increase of $22,458 during the nine months ended September 30, 2012 compared to an increase of $114,223 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision of the Company’s Principal Financial Officer, Gerry Shirren. Based upon that evaluation, the Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2012. Based on that evaluation, our Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None, for the three month period ending September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares issued by the Company during the nine months ended September 30, updated to reflect the issue of the dividend share/forward split were as follows:

				Closing
				Share on
Date	Stock Issues 9 Months to			Approval
Approved	September , 2012	Stock Issued	Description	Date	Issue Value

February 21, 2012	Kandico Enterprises	14,000	Real Estate Consultancy Services	$0.08	$1,050
February 21, 2012	Ken Daniels	133,334	Waste Project Planning Consultancy	$0.08	$10,000
February 21, 2012	Green Renewable Energy Solutions , Inc	9,209,334	Asset Purchase Agreement	$0.08	$690,700
February 21, 2012	E World Corp	1,385,716	Finance charge under Note Payable	$0.05	$69,286
February 21, 2012	Blue Future Inc.	240,000	IR Consultancy and Services Agreement	$0.08	$18,000
February 21, 2012	Joe Dubose	142,240	Security Consultancy Services	$0.08	$10,668
March 14, 2012	Darrin Ocasio	120,000	Legal Services	$0.05	$6,000
March 14, 2012	Moody Capital Partners	400,000	Investment Banking Services	$0.05	$20,000
March 14, 2012	E World Corp	5,925,924	Stock Issue under Note Payable	$0.05	$296,296
April 13, 2012	Network Communications Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Brookside International Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Sierra Consultant Corp	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Concept Assets Inc.	3,250,000	Debt Conversion	$0.05	$162,500
April 17, 2012	Frank O Donnell	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Joe Durant	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Gerry Shirren	2,600,000	Management Stock Issue	$0.26	$663,000
April 17, 2012	Guy Peckham	200,000	Web and Image Consultancy	$0.29	$58,000
April 17, 2012	Frank Doherty	200,000	Business Development Consultancy	$0.29	$58,000
July 1, 2012	Michael Porter	50,000	Business Consultancy	$0.21	$10,500
August 14, 2012	Ardour capital	31,250	Investment Banking retainer	$0.16	$5,000
August 14, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.11	$4,400
September 1, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.12	$4,800
		44,131,798			5,227,700

Item 3. Defaults upon Senior Securities

None, for the nine month period ending September 30, 2012.

Item 4. Mine Saftey Disclousures

None

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

Green Energy Renewable Solutions, Inc.

Date: November 12, 2012	By: /s/ Joe DuRant, Chief Executive Officer

Joe DuRant
Chief Executive Officer

By: /s/ Gerry Shirren, Chief Financial Officer

Gerry Shirren
Chief Financial Officer

