Form 10-K
period 2012-12-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2013-04-16
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No.000-52438

Green Energy Renewable Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

243 W Congress, Suite 350

Detroit, MI 48226

(Address of Principal Executive Offices)

313-962-5222

(Issuer’s telephone number)

2029 Paradise Road

Las Vegas, Nevada 89104

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

Yes ☐  No ☒

Revenues for year ended December 31, 2012: $12

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 15, 2013, computed by reference to the bid/ask price of $.0253 at April 15, 2013 is $1,000,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2013: 72,173,880 shares of common stock.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as 6watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 224,500 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 10,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 2,749,132 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 4,000,000 shares of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition. The acquisition of Media and Technology has been accounted for similar to a pooling in accordance with GAAP because the entities were under common control.

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

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split and on February 4, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012. On February 4, 2012 Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. F/K/A E World Interactive, Inc., the Issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions F/K/A E World Interactive, Inc., purchased all of the assets of Green Renewable Energy Solutions, Inc. for 6,209,334 common shares of Green Energy Renewable Solutions, Inc. F/K/A E World Interactive, Inc. and a further 4,604,666 common shares of deferred consideration. Green Energy Renewable Solutions key area of business is focused on the acquisition of waste streams and maximizing their value utilizing recycling, renewable energy production, and environmentally responsible disposal strategies.. On June 27, 2012, the Company approved a one for one stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

Green Energy Renewable Solution has its head office at 243 W Congress, Suite 350, Detroit, MI 48226.

Green Energy Renewable Solutions, Inc. has never declared bankruptcy and has never been in receivership. The common stock of Green Energy Renewable Solutions, Inc. is quoted on the OTC Bulletin Board under the symbol EWRL.QB.

The Company has a December 31st fiscal year end.

EMPLOYEES

The company has three employees. At December 31, 2012 the Company’s executive team was performing under consulting arrangements with Green Energy Renewable Solutions, Inc. Mr. Joe DuRant functions as Company President and Chief Executive Officer and Mr. Frank O Donnell serves as Executive Vice President, Business Development and Chairman of the Board. On January 1, 2013 Mr. Durant and Mr. O Donnell became employees. On February 1, 2013, Roger Silverthorn became the Chief Financial Officer as an employee.

ITEM 2.	DESCRIPTION OF PROPERTY

Green Energy Renewable Solutions, Inc. has a parcel of real estate at Lincoln Ave. Highland Park, MI and had previously entered into an letter of intent to purchase a further parcel of real estate at Oakman Blvd. The Company is now exploring alternative locations to the Highland Park location which is now deemed unsuitable for environmental reasons.

The Company’s offices are at 243 W Congress, Suite 350, Detroit, MI 48226 comprised of facilities for administrative offices.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2012. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 2009, the company executed a 40 to 1 reverse split following the approval of a majority of the shareholders with the holders of over 56% of the shares eligible to vote supporting the Board’s decision for the reverse split.

In January of 2012, the company executed a 5 to 1 reverse split following the approval of the majority of the shareholders holding over 71% of the shares eligible to vote supporting the Board’s decision for the reverse split. The reverse split along with the change of name to Green Energy Renewable Solutions, Inc. was approved by FINRA on January 26, 2012. Additionally on June 27, 2012, the Company approved a one for one stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012

On June 27, 2012 the Company announced that its Board of Directors had approved a one share for one share stock dividend of the Company’s common stock, regarding this as an effective forward split. Each shareholder of record at the close of business on June 29, 2012 will receive one additional share for every outstanding share held on the record date. The Articles were amended to reflect this on July 16, 2012 and this received FINRA approval on July 27, 2012. All share amounts in the Financial Statements have been restated to reflect the dividend share/forward split.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2012, there were approximately 80 shareholders of record and an undetermined number of holders in street name. The Company’s common stock is traded on the Over the Counter Bulletin Board, trading symbol “EWRL”

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

Period Ending	High	Low
December 31, 2012	$0.027	$0.025
September 30, 2012	$0.120	$0.094
June 30, 2012	$0.440	$0.289
March 31, 2012	$0.500	$0.500

Holders

Total shares outstanding as of December 31, 2012 were 62,636,850; and were held by approximately 80 shareholders of record and an undetermined number of holders in street name.

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

b)	Share-based Payments

The Company records stock-based compensation issued to non-employees or other external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Green Energy Renewable Solutions, Inc.

Plan of Operations

Green Energy Renewable Solutions business is that of waste conversion and waste to energy a dynamic area of growth potential in the market place with the emphasis on waste conversion using recycling and new technologies that are creating valuable assets and income streams from waste materials.

Comparable operations in the waste conversion and recycling industry have achieved high levels of profitability with relatively low investment. There is an existing and growing demand for the services to be offered by Green Energy. The company seeks out opportunities where there is a short window to positive cash-flow and revenues and where the waste conversion project can be extended to waste to energy generation creating long-term high value assets.

The Green Energy business model is summarized as follows:

1.	Secure existing large scale waste streams through acquisition of landfills, joint ventures and contracts with source generators (Acquired waste streams include both municipal solid waste (“MSW”) and construction & demolition debris (“C&D”).

2.	Secure short term revenue and cash flow through landfill remediation plans, introduction of recycling strategies applicable to established waste streams.

3.	Introduction of Waste to Energy (“WTE”) technology to generate fuels and electricity for sale under long-term contracts.

4.	Joint venture and Investment in conversion technologies will offer additional revenue opportunities and will reduce internal capital costs and capture future revenue from external technology sales.

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

Below is a comparison of results of operations for the years ending December 31, 2012 and December 31, 2011.

The Company reported a net loss of $5,876,863 for the year ending December 31, 2012 versus a net loss of $336,602 for the year ending December 31, 2011.

For the year ending December 31, 2012; the primary contributors to the net loss of $5,876,863 were executive compensation for the management team of $3,526,970, impairment of intangible assets of $690,700, loss on the settlement of accounts payable paid by stock of $518,122, financing costs of $365,582, professional fees of $493,643 and waste project development fees of $182,448. Interest expense for 2012 was $52,253. For the year ending December 31, 2011; primary contributors to the net loss of $336,602 included professional fees of $46,280; executive compensation of 195,000 other general and administrative expenses of $44,686; interest expense of $12,000 and loss on foreign currency exchange of $1,113.

Prior period comparisons of results are impacted by developing operations during the periods covered.

Liquidity and Capital Resources

During the year ending December 31, 2012 net cash used in operating activities totaled $377,372. Cash generated by financing activities was $378,063 resulting primarily from the sale of common stock for cash and cash used in investing activities totaled $-0-. Increase in cash for the period was $691.

During the year ending December 31, 2011 net cash used in operating activities totaled $180,841. Cash used by investing activities totaled $32,752 from the sales of subsidiary stock for cash prior to acquisition. Cash provided by financing activities totaled $213,188. Decrease in cash for the period was $405.

Convertible Notes

Asher Enterprises Promissory Note I August 7, 2012

On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 12, 2013. During the year period ended December 31, 2012 the Company accrued $1,239 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading immediately prior to conversion date.

As of December 31, 2012 the convertible note payable was recorded net of unamortized debt and accrued interest discount of $8,316.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2013. During the year period ended December 31, 2012 the Company accrued $890 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date.

As of December 31, 2012 the convertible note payable was recorded net of unamortized debt and accrued interest discount of $13,857.

Asher Enterprises Promissory Note III October 12, 2012

On October 12, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 16, 2013. During the year period ended December 31, 2012 the Company accrued $482 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date.

As of December 31, 2012 the convertible note payable was recorded net of unamortized debt discount and accrued interest of $14,073.

Asher Enterprises Promissory Note IV November 29, 2012

On November 29, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 3, 2013. During the year period ended December 31, 2012 the Company accrued $193 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date.

As of December 31, 2012 the convertible note payable was recorded net of unamortized debt discount and accrued interest of $18,764.

JMJ Financial Promissory Note IV October 21, 2012

On October 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $35,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on September 30, 2013. During the year period ended December 31, 2012 the Company accrued $292 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date.

As of December 31, 2012 the convertible note payable was recorded net of unamortized debt discount and accrued interest of $23,420.

As of December 31, 2012, the Company has reserved a total of 18,826,000 shares of common stock for the potential conversion the above promissory notes.

Blue Atelier Promissory Note

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

Cash Flow Requirements for Operations

As of December 31, 2012 we had available cash of $1,007. Based on our historical cash needs and our business plan, we require approximately $945,000 for operations for the coming year. We currently have legal and accounting expenses with no revenue generating operations. We rely on sale of our common shares and advances from our majority shareholder to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,514,336 from inception to April 1, 2010 and $6,367,325 during the development stage from April 1, 2010 through December 31, 2012. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of its common stock through private placements. There is no assurance that the will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Eworld Corp Promissory Note

On November 2, 2011, the Company received funding pursuant to a convertible promissory note in the amount of $65,500. The promissory note is unsecured, bears interest at 20% per annum, and was due on November 21, 2011 and is currently in default.

Blue Atleier Convertible Note

On May 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 10% per annum, and was due on June 30, 2012 and is currently in default.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

Green Energy Renewable Solutions, Inc.

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Green Energy Renewable Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Green Energy Renewable Solutions, Inc.(A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from April 1, 2010 (Development Stage entry date) through December 31, 2012. Green Energy Renewable Solutions’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Renewable Solutions, Inc.(A Development Stage Company) as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from April 1, 2010 (Development Stage entry date) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 11, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Audited)

	December 31,	December 31,
	2012	2011

Assets:
Current assets:
Cash	$1,007	$316
Accounts receivable	166	166
Note receivable	-	5,000
Total current assets	1,173	5,482

Land	27,752	27,752
Deposits	-	900
Total Assets	$28,925	$34,134

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$211,159	$145,137
Accounts and other payables-related party	139,326	227,123
Due to related party	201,662	151,392
Convertible notes - related party	70,000	150,000
Convertible notes - (net of $78,430 unamortized discount)	197,822	-
Total current liabilities	819,969	673,652

Total Liabilities	819,969	673,652

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 150,000,000 shares authorized, 62,636,850 and 18,505,052 shares outstanding at December 31, 2012 and 2011, respectively	62,637	18,505
Additional paid-in capital	9,794,373	4,346,775
Stock payable	233,607	-
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit during development stage	(6,367,325)	(490,462)
Total Stockholders Deficit	(791,044)	(639,518)
Total Liabilities and Stockholders Deficit	$28,925	$34,134

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Audited)

	For the years ended December 31,		Development Stage (April 1 2010 to December 31,
	2012	2011	2012)
Sales	$12	$207	$219
Cost of sales	-	-	-
Gross profit	12	207	219

Bank service charges	3,943	1,918	6,327
New zoo revue	257	3,545	17,811
Development projects	-	14,125	14,125
Office and miscellaneous expenses	6,796	8,826	17,969
Executive and directors compensation	3,526,970	195,000	3,806,970
Waste project expenses	182,448	38,843	221,291
Professional fees	493,643	46,280	581,400
Investor relations	33,080	1,000	34,080
Travel expenses	3,081	15,272	18,352
Loss on settlement of account payable	518,122	-	518,122
Other financing costs	365,582	-	365,582
Impairment of assets	690,700	-	691,149
Total operating expense	5,824,622	324,809	6,293,178
Operating loss	(5,824,610)	(324,602)	(6,292,959)

Foreign exchange translation loss	-	-	(1,113)
Interest expense	(52,253)	(12,000)	(73,253)
Total other expense	(52,253)	(12,000)	(74,366)
Net loss	$(5,876,863)	$(336,602)	$(6,367,325)

Net loss per common share	$(0.12)	$(0.02)
Weighted average common shares outstanding	48,442,388	17,304,998

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Audited)

	Common Stock		Additional	Comprehensive	Stock		Accumulated Deficit	Total
	Shares	Amount	Capital	Income	Payable	Accumulated Deficit	Development Stage	Equity
Balance at December 31, 2009	13,301,052	$13,301	$4,200,829	$(1,113)	$-	$(4,352,436)	$-	$(139,418)
Issunace of subsidiary stock for cash prior to acquisition	-	-	950	-	-	-	-	950
Issuance of subsidiary stock for services prior to acquisition	-	-	50	-	-	-	-	50
Common stock issuance for acquisition	4,000,000	4,000	(4,000)	-	-	-	-	-
Issuance of common stock for services	4,000	4	146	-	-	-		150
Foreign currency exchange loss	-	-	-	1,113	-		-	1,113
Deemed distribution to a majority shaeholder	-	-	-	-	-	(150,000)	-	(150,000)
Net loss						(11,900)	(153,860)	(165,760)
Balance at December 31, 2010	17,305,052	17,305	4,197,975	-	-	(4,514,336)	(153,860)	(452,915)

Issuance of common stock for cash	1,200,000	1,200	148,800	-	-	-	-	150,000
Net loss							(336,602)	(336,602)

Balance at December 31, 2011	18,505,052	18,505	4,346,775	-	-	(4,514,336)	(490,462)	(639,518)

Shares issued for services	1,610,824	1,611	204,809	-	-	-	-	206,420
Common stock issued for asset purchase	9,209,334	9,209	681,491	-	-	-	-	690,700
Common stock issued for secured note default penalty	7,311,640	7,312	358,270	-	-	-	-	365,582
Subsidiary spin-out share distribution	-	-	259,028	-	-	-	-	259,028
Shares issued for compensation	13,000,000	13,000	3,302,000	-	-	-	-	3,315,000
Shares issued to settle debt	13,000,000	13,000	637,000	-	-	-	-	650,000
Shares to be issued for cash	-	-	-	-	150,000	-	-	150,000
Shares to be issued for services	-	-	-	-	83,607	-	-	83,607
Beneficial conversion feature for convertible note	-	-	5,000	-	-	-	-	5,000
Net loss							(5,876,863)	(5,876,863)

Balance at December 31, 2012	62,636,850	$62,637	$9,794,373	$-	$233,607	$(4,514,336)	$(6,367,325)	$(791,044)

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Audited)

			Development Stage
	For the years ended December 31,		(April 1, 2010 to December 31,
	2012	2011	2012)
Operating Activities
Cash flows from operating activities :
Net loss	$(5,876,863)	$(336,602)	$(6,367,325)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	35,722	-	35,722
Beneficial conversion feature	5,000	-	5,000
Issuance of common stock for services	290,027	-	290,177
Issuance of common stock for compensation	3,315,000	-	3,315,000
Issuance of common stock for impaired asset purchase	690,700	-	690,700
Issuance of common stock for finance costs	365,582	-	365,582
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Loss on settlement of accounts payable	518,122	-	518,122
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Accounts receivables	-	(166)	(166)
Deposits	-	(900)	(900)
Accounts payable and accrued liabilities	195,112	8,704	201,344
Accounts payable-related parties	84,226	148,123	320,448
Cash used in operating activities	(377,372)	(180,841)	(625,133)

Investing Activities:
Notes receivable	-	(5,000)	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Purchase of land	-	(27,752)	(27,752)
Cash used in investing activities	-	(32,752)	(31,802)

Financing Activities:
Stock payable	150,000	-	150,000
Advances from related party	68,123	63,188	197,925
Payments on advances from related party	(7,160)	-	(7,160)
Proceeds from convertible note	162,100	-	162,100
Proceeds from convertible note-related party	5,000	-	5,000
Issuance of subsidiary stock for cash	-	150,000	150,000
Cash provided by financing activities	378,063	213,188	657,865

Increase in cash	691	(405)	930

Cash, beginning of period	316	721	77
Cash, end of period	$1,007	$316	$1,007

Supplemental disclosure of non-cash investing and financing activities:
Spin-out of subsidiary	$259,028	$-	$254,208
Shares issued to settle accounts payable	$131,878	$-	$131,878
Deemed distribution to majority shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as 6watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 224,500 shares of common stock, of Salty’s Warehouse, Inc. sold in a private transaction all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in selling of online game services and media production business in Mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 10,000,000 newly authorized and issued common stock of E World Interactive Inc. (“EWRL”) after E World executed a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert its notes payable plus accumulated interest to E World Common Stock in the aggregate to 2,749,132 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World Interactive, Inc. with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 4,000,000 shares of E World Common Stock and Blue Atelier Inc., the principle shareholder of Media and Technology is also the largest shareholder in E World. Following this acquisition. The acquisition of Media and Technology has been accounted for similar to a pooling in accordance with GAAP because the entities were under common control.

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

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), completed the 5 to 1 reverse split and on February 1, 2012 E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

On February 4, 2012 Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), the issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.), purchased all of the assets of Green Renewable Energy Solutions, Inc. for 9,209,334 common shares of Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) and further 4,604,666 common shares of deferred consideration.

Green Energy Renewable Solutions key area of business is focused on the development of construction and demolition waste business opportunity in Highland Park, Michigan and the further development of waste to energy opportunities related to this business.

Green Energy Renewable Solution has its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226.

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

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $6,367,235 from April 1, 2010 to December 31, 2012.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Green Energy Renewable Solutions and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology Solutions, Inc. was transferred to E World Corp, a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 04, 2012 E World Corp was spun-out of Green Energy Renewable Solutions.

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

Leases for which substantially all of the risks and rewards of ownership of assets remain with the leasing company are accounted for as operating leases. The company is leasing the real estate on a month-to-month basis at 243 W. Congress, Suite 350, Detroit, Michigan 48226.

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

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

k)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

l)	Stock-Based Compensation

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

m)	Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-05 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had minor revenue during the periods presented and has an accumulated deficit of $4,514,336 recorded by the Company prior to April 1, 2010 and an accumulated deficit since entry into the development stage (April 1, 2010) of $6,367,325. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances from its major shareholder, Blue Atelier, Inc. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Due to related party(E World Corp.)	$201,662	$151,392
Accounts and other payable - related party	139,326	227,123
Convertible note - related party (Blue Atelier Inc.)	-	150,000
Secured note – related party (E World Corp. $65,000,Blue Atelier Inc. $5,000)	70,000	-
Total	$410,988	$528,515

The accounts payable related party balance include amounts due to the officers and directors of the Company Joe Durant, Gerry Shirren and Frank O' Donnell.

Eworld Corp Promissory Note

On November 2, 2011, the Company received funding pursuant to a convertible promissory note in the amount of $65,500. The promissory note is unsecured, bears interest at 20% per annum, and was due on November 21, 2011 and is currently in default. On June 21, 2012, the note holder waived all interest related to the note.

Blue Atleier Convertible Note

On May 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 10% per annum, and was due on June 30, 2012 and is currently in default. The note holder may convert the entire note and any accrued interest at $0.001 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $5,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $5,000 as of December 31, 2012.

Related party transactions include executive and directors compensation consultancy fee charges for the years ending December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011
Joe DuRant: CEO, Director	$1,401,000	$22,500
CFO, Director	724,970	60,000
Frank O Donnell: Executive VP Business Development, Director	1,401,000	112,500
Total	$3,526,970	$195,000

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 5,200,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President Business Development Frank O Donnell and 2,600,000 shares of common stock to CFO Gerry Shirren totaling in value of $3,315,000 which is included in executive and directors compensation totaling $3,526,970. The stock issued reflects the effect of the stock dividend/forward split.

	Shares	Value

Joe Durant: CEO, Director	5,200,000	$1,326,000
Gerry Shirren: CFO, Director,	2,600,000	663,000
Frank O Donnell: Exec.VP Business Development, Director	5,200,000	1,326,000
Total	13,000,000	$3,315,000

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

Effective January 31, 2012, the spin-out of E World Corp was completed with the share distribution of 9,252,526 shares of E World Corp common stock. The effect on Green Energy Renewable Solutions Balance sheet is set forth below and the book value of E World Corp’s net assets (liabilities) on the date of the spin-out was $(259,028).

As the net book value of E World Corp net assets was negative, the impact on the Green Energy Renewable Solutions balance sheet was in increase in additional paid-in capital of $259,028.

Since the shareholders of Green Energy Renewable Solutions are also the shareholders of E World Corp. the spin-out transaction was recorded based on accounting for entities under common control.

E World Corp
Schedule of Assets and Liabilities Spun-Out	Total
Bank Overdraft	$(235)
Other Receivable	5,000
Related Party Receivable: Green Energy Renewable Solutions Inc.	236,553
Accounts Payable	(10,782)
Due to related party Blue Atelier	(187,770)
Due to related party Media and Technology Solutions,	(1,761)
Due to related party - Frank O Donnell	(149,008)
Due to related party - Gerry Shirren	(1,025)
Notes Payable Related - Blue Atelier	(150,000)
Net Value of Assets(Liabilities) Spun-Out	$(259,028)

The consolidated statement of operations for the year ended December 31, 2012 includes E World Corp and its subsidiaries for the period from January 1, 2012 to January 31, 2012. The consolidated statement of operations includes the following relating to E World Corp:

Period from
January 1,
2012 to
E World Corp	January 31,
Statement of Operations	2012
Sales	$12
Gross Profit	12
Bank Service Charges	39
New Zoo - Master Storage Costs	257
Total Operating Expense	296
Operating Loss	(284)
Interest Charges	1,000
Net Loss	$(1,284)

As of December 31, 2012 amounts owed by the Company to E World Corp totaled $201,662

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

The Letter of Intent agreement is summarized below:

i.	The Company will acquire the assets of GRES including contracts entered into by GRES with regard to the acceptance, processing and disposal of construction and demolition waste dated May 19, 2011 and Municipal Solid Waste agreement dated September 7, 2011 and other agreements relating to the financing of energy and waste disposal projects.

ii.	The Company will change its name immediately to Green Energy Renewable Solutions Inc.

iii.	The consideration for the acquisition of GRES will be the issue of new common stock of the Company such that on completion of the issue, the existing shareholders of both the Company and GRES will own the Company in equal amount.

iv.	The board of the Company will change with immediate effect to reflect this 50/50 ownership and Joe DuRant will be appointed as Chief Executive Officer of the Company.

v.	Prior to the completion of the transaction and the issue of the Company’s stock consideration, the Company will spin-out its wholly owned subsidiaries, Media and Technology Solutions, Inc. and E World Corp as independent public companies. E World Corp will retain the ownership of the E World name, websites and all existing agreements, licenses and projects in development other than the project being developed by GRES.

vi.	On February 4, 2012 the Company executed the Asset Purchase Agreement and completed the purchase of the assets of Green Renewable Energy Solutions, Inc., namely the contracts and agreements referred to in (i) above, for 9,209,344 common shares of Green Energy Renewable Solutions, Inc. and a further 4,604,666 common shares of deferred consideration.

In a clarification and amendment to the LOI dated September 17, 2011 and the Green Renewable Energy Solutions, Inc. Asset Purchase Agreement, the Parties agreed as follows:

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

Asset Purchase Agreement: The Asset Purchase Agreement was completed on February 04, 2012 and the assets purchased consisted principally of certain contracts for the supply of waste and waste technology support and the consideration in respect of the asset purchase was the share issue set out below:

1.	Consideration: The purchase consideration was as follows
(i)	Four million, six hundred and four thousand, six hundred and sixty seven shares (4,604,667) of Green Energy Renewable Energy common stock and

(ii)	Two million, three hundred and two thousand, three hundred and thirty three shares (2,302,333) of deferred consideration (the “Further Deferred Consideration”) which is payable when amounts advances for expense items is repaid in full to E World Corp and or Blue Atelier as the provider of these funds and the new company operation achieves the Year 1 “pro forma‟ projections, as set out in the Clarification of the Letter of Intent dated October 26, 2011, As of December 31, 2012. E World Corp and/or Bllue Atelier has not been repaid and the new Company has not achieved the projections none of the deferred consideration is payable.

2.	The assets purchased consisted of a number of contracts as follows:
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

Foton Technologies LLC gave notice of termination of the Agreement to co-operate on June 5, 2012. As of December 31, 2012, the proposed funding of the Highland Park waste conversion and recycling project is in progress and as the outcome of this is uncertain at this time, the value attributed to the intangible assets acquired has been fully impaired with a charge of $690,700 during the year ended December 31, 2012.

Note 7 – Waste Project Expense

The Company incurred expenses totaling $182,448 during the one year period ending December 31, 2012 in the development of its waste diversion projects in Highland Park, Michigan and at the Yabucoa landfill project in Puerto Rico. These expenses included professional fees, lease payments, utilities, and insurance.

Highland Park, Michigan: The initial construction and demolition waste processing was planned for a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and leased further real estate with an option to purchase. The Company is now exploring alternative locations for the Highland Park location which is now deemed unsuitable for environmental reasons following a fire in a derelict building on the real estate parcel which the Company had leased.

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

Note 8 – Operating Lease Commitments

The Company currently leases office space on a month to month basis at its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226. The company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company is leasing the real estate on a month to month basis.

Note 9 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012

On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 12, 2013. During the year period ended December 31, 2012 the Company accrued $1,239 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $24,946. As of December 31, 2012 the convertible note payable totalling $49,131 was recorded net of unamortized debt discount and accrued interest discount of $8,316.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500. which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2013. During the year period ended December 31, 2012 the Company accrued $890 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $24,947. As of December 31, 2012 the convertible note payable totalling $43,589 was recorded net of unamortized debt discount and accrued interest of $13,857.

Asher Enterprises Promissory Note III October 12, 2012

On October 12, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 16, 2013. During the year period ended December 31, 2012 the Company accrued $482 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $21,109. As of December 31, 2012 the convertible note payable totalling $34,536 was recorded net of unamortized debt discount and accrued interest of $14,073.

Asher Enterprises Promissory Note IV November 29, 2012

On November 29, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 3, 2013. During the year period ended December 31, 2012 the Company accrued $193 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $21,109. As of December 31, 2012 the convertible note payable totalling $29,845 was recorded net of unamortized debt discount and accrued interest of $18,764.

JMJ Financial Promissory Note IV October 21, 2012

On October 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $35,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on September 30, 2013. During the year period ended December 31, 2012 the Company accrued $292 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $29,141. As of December 31, 2012 the convertible note payable totalling $40,721 was recorded net of unamortized debt discount and accrued interest of $23,420.

As of December 31, 2012, the Company has reserved a total of 18,826,000 shares of common stock for the potential conversion the above promissory notes.

Note 10 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $655,758 ($117,811 in 2011) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $1,873,594. The total valuation allowance is $655,758 ($113,611 in 2011). Details for the last two periods follow:

December 31, 2012 and December 31, 2011	2012	2011

Deferred tax asset	$655,758	$113,611

Valuation allowance	$(655,758)	$(113,611)

At December 31, 2012, the company had available unused federal operating loss carry forwards of approximately $6,613,265 ($1,739,671 in 2011) for federal taxes that may provide future tax benefits, expiring between 2021 and 2032.

Note 11 – Stockholders' Equity

As of December 31, 2012, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001 and 5,000,000 shares of no par preferred stock.

Other Stock Issues

On May 25, 2010, the Company issued 4,000,000 of newly authorized and issued common stock for the acquisition of 100% of the outstanding stock of Media and Technology Solutions, Inc. in accordance with the stock purchase agreement with the shareholders. Blue Atelier, Inc. was at the time of the acquisition, the 95% shareholder of Media and Technology Solutions, Inc.

On July 08, 2010, the Company issued 4,000 of newly authorized and issued common stock for services of $150.

On February 1, 2011 Media and Technology, a wholly owned subsidiary issued 3,800,000 shares of newly authorized and issued common stock for $950 cash and 200,000 shares of newly authorized and issued common stock for services of $50.

On October 4, 2011, the Company issued 1,200,000 shares of newly authorized and issued common stock for $150,000 cash.

On January 26, 2012, FINRA approved the 5 to 1 reverse stock split of our issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares of common stock outstanding with a corresponding increase in additional paid-in capital. All shares amounts have been retroactively restated to reflect this reverse stock split.

On April 3, 2012, the Company settled accounts payable totaling $131,878 of amounts outstanding since 2009. On April 19, 2012, the accounts payable totaling $121,878 were settled through the issuance of 13,000,000 shares of common stock. On the date of settlement the closing price of the Company’s common stock was $0.10 per share, resulting in a loss on settlement of $518,122 during the year ended December 31, 2012.

On April 17, 2012 , the Board of Directors of the Company approved the issuance of 13,000,000 shares of restricted common stock to key executives and directors of the Company as a bonus incentive.

On June 27, 2012 the Company announced that its Board of Directors approved a one share for one share stock dividend of the Company’s common stock, regarding this as an effective forward split. Each shareholder of record at the close of business on June 29, 2012 received one additional share for every outstanding share held on the record date. The Articles were amended to reflect this on July 16, 2012 and this received FINRA approval on July 27, 2012. All share amounts in the Financial Statements have been restated to reflect the dividend share/forward split.

The stock issued reflects the effect of the stock dividend/forward split.

Stock issued during the year ended December 31, 2012 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Please see below for an outline of all shares issuances during the year ended December 31, 2012.

Date	Stock Issues 12 Months to
Approved	December 31, 2012	Stock Issued	Description	Price	Value

February 21, 2012	Kandico Enterprises	14,000	RealEstate Consultancy Services	$0.08	$1,052
February 21, 2012	Ken Daniels	133,334	Waste Project Planning Consultancy	$0.08	$10,000
February 21, 2012	Green Renewable Energy Solutions , Inc	9,209,334	Asset Purchase Agreement	$0.08	$690,700
February 21, 2012	E World Corp	1,385,716	Finance charge under Note Payable	$0.05	$69,286
February 21, 2012	Blue Future Inc.	240,000	IR Consultancy and Services Agreement	$0.08	$18,000
February 21, 2012	Joe Dubose	142,240	Security Consultancy Services	$0.08	$10,668
March 14, 2012	Darrin Ocasio	120,000	Legal Services	$0.05	$6,000
March 14, 2012	Moody Capital Partners	400,000	Investment Banking Services	$0.05	$20,000
March 14, 2012	E World Corp	5,925,924	Stock Issue under Note Payable	$0.05	$296,296
April 13, 2012	Network Communications Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Brookside International Ltd	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Sierra Consultant Corp	3,250,000	Debt Conversion	$0.05	$162,500
April 13, 2012	Concept Assets Inc.	3,250,000	Debt Conversion	$0.05	$162,500
April 17, 2012	Frank O Donnell	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Joe Durant	5,200,000	Management Stock Issue	$0.26	$1,326,000
April 17, 2012	Gerry Shirren	2,600,000	Management Stock Issue	$0.26	$663,000
April 17, 2012	Guy Peckham	200,000	Web and Image Consultancy	$0.29	$58,000
April 17, 2012	Frank Doherty	200,000	Business Development Consultancy	$0.29	$58,000
July 1, 2012	Michael Porter	50,000	Business Consultancy	$0.21	$10,500
August 14, 2012	Ardour capital	31,250	Investment Banking retainer	$0.16	$5,000
August 14, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.11	$4,400
September 1, 2012	Michael Porter	40,000	Business Consultancy - Stock payable	$0.12	$4,800
		44,131,798			$5,227,702

The stock issued reflects the effect of the stock dividend/forward split.

As of December 31, 2012 and December 31, 2011, the Company had 62,636,850 and 18,505,052 (9,252,526 shares prior to the stock dividend/forward split) shares of common stock outstanding respectively.

The number of shares issues referred to in Note 11 here show the retroactive application of stock splitsStock Payable

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company will sell one million shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and a further $50,000 received on August 20, 2012 and the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of December 31, 2012, the shares have not been issued, and as such the Company has recorded $150,000 as stock payable.

On August 14, 2012, the Company entered into 6 month professional services agreement, where the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of December 31, 2012, the Company has recorded $20,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, where the Company pays the consultant 250,000 share of common stock. As of December 31, 2012, the Company is liable for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, where the Company agreed to pay the consultant $50,000 work of the Company's common stock. As of December 31, 2012, the no shares have been issued and the entire liability has been recorded as stock payable.

On September 20, 2012, the Company entered into a employment agreement were the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of December 31, 2012, the no shares have been issued and the entire liability has been recorded as stock payable.

Note 11 - Subsequent Events

Pursuant to the Asher Enterprises Promissory Note I July 10, 2012 (as described in Note 9) the balance of the note and accrued interest was converted to 1,153,846 shares of common stock as of January 22, 2013.

Pursuant to the Asher Enterprises Promissory Note I July 10, 2012 (as described in Note 9) $12,000.00 in principal was converted to 1,188,119 shares of common stock as of February 11, 2013.

Pursuant to the Asher Enterprises Promissory Note I July 10, 2012 (as described in Note 9) $5,500.00 in principal and $1,300.00 in accrued interest was converted to 1,000,000 shares of common stock as of February 25, 2013.

Pursuant to the Asher Enterprises Promissory Note II August 28, 2012 (as described in Note 9) $11,500.00 in principal was converted to 3,108,108 shares of common stock as of March 12, 2013.

Pursuant to the Asher Enterprises Promissory Note II August 28, 2012 (as described in Note 9) $7,100.00 in principal was converted to 3,086,957 shares of common stock as of March 27, 2013.

Management hired a full time Chief Financial Officer, Mr. Roger Silverthorn, as of February 1, 2013. His past experience as a CPA, auditor, and CEO of a renewable energy company with multiple locations both domestic and foreign, provides a valuable reference for implementing practical financial controls and building a financial framework for the Company. Mr. Silverthorn’ salary is $125,000 annually effective February 1, 2013.

On January 1, 2013 Mr. Durant and Mr. O Donnell became employees of the Company. Mr. Durant’s annual compensation was increased to $125,000 annually effective January 1, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. On August 9, 2010 the Board of Directors approved the engagement of De Joya Griffith and De Joya Griffith has continued as its independent registered public accounting firm since that date.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was carried out under the supervision of Chief Financial Officer, Roger Silverthorn. Based upon that evaluation, Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

Management, including our President acting as principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were not effective as of December 31, 2012.

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

Management has hired a full time Chief Financial Officer as of February 1, 2013. His duties will include correcting the areas of deficiency in financial controls. His past experience as a CPA, auditor, and CEO of a renewable energy company with multiple locations both domestic and foreign, provides a valuable reference for implementing practical financial controls and building a financial framework for the Company. Consolidating financial operations to a central location will provide a first step in that process.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

Name	Age	Position	Tenure

Joe DuRant	51	President, CEO, Director	August 2011 to present

Gerry Shirren	53	Director	October 2009 to January 2012

Frank O Donnell	62	Exec VP Business Development, Director,	August 2011 to present

Dan Garman	38	Director	August 2011 to present

Roger Silverthorn	62	Secretary, CFO	February 2013 to present

Mr. DuRant has been an entrepreneur and business consultant for the past 25 years. He has gained considerable experience in structuring, developing, operating and financing start-up and early stage development companies. He has successfully launched three start-up companies including one that went public on NASDAQ. Mr. DuRant has secured start up and operating capital through private and public equity and debt instruments. He is currently working with strategic technology developers and manufacturers to achieve the commercial deployment of new biomass gasification technology systems to produce waste to energy electricity and fuel production. Strategic alliances with technology manufacturers representing widely deployed technologies and new cutting edge waste to energy technologies are expected to provide a significant advantage to GRES in selecting the most efficient operating systems specific to each location.

Mr. Shirren resigned from the Board of Directors on January 28, 2012

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

Mr Silverthorn has over 28 years of experience in the renewable energy business and power plant owner and operator of eight solid fuel biomass power plants in two countries and several states. He led the development of a vertically integrated fuel system in appropriate jurisdictions. Mr. Silverthorn also developed a renewable energy marketing company, among the first in the United States. He was an early entrant to the renewable energy business when renewable power generation was in its infancy. His background as a CPA in public accounting has been invaluable to his success.

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

Board of Director Meetings and Committees

The Board of Directors held no formal meetings during the year ended December 31, 2012. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings. The directors received no compensation for their role as directors for the year ended December 31, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders were filed with respect to the fiscal year ended December 31, 2012.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)	($)

Joe DuRant	2011	22,500	*	-	-	-	-	-	-	22,500
President and CEO	2012	75,000		-	1,326,,000	-	-	-	-	1,401,000

Frank O Donnell	2010	30,000	*	-	-	-	-	-	-	30,000
	2011	112,500	*	-	-	-	-	-	-	112,500
	2012	115,936		-	1,326,000	-	-	-	-	1,401,000

Exec VP Business	2010	55,000		-	-	-	-	-	-	55,000
Development	2011	60,000		-	-	-	-	-	-	60,000
Gerry Shirren	2012	64,470		-	663,000	-	-	-	-	724,970
CFO/COO

*accrued and unpaid

Notes:

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2012, Green Energy Renewable Solutions, Inc. has no group life, health, hospitalization or medical plans available for its employees. Further, Green Energy Renewable Solutions, Inc. had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Agreements

As of the year ended December 31, 2012, Green Energy Renewable Solutions, Inc. has not entered into formal employment agreements with any of our executive officers or directors. Until a formal employment agreement is put in place, Mr. Shirren is accepting compensation at a rate of $5,000 per month up until September 30. Effective November 14, 2012, he resigned as CFO of the company and received no additional compensation. Mr. DuRant is accruing salary at the rate of $5,500 per month for 2012 and Mr. O Donnell was accruing salary $5,000 per month to the present. Mr. Durant’s annual compensation was increased to $125,000 annually effective January 1, 2013. Mr. Silverthorn’ salary is $125,000 annually effective February 1, 2013. Cash payments are made based on the Company’s ability to pay.

Compensation of Directors

Green Energy Renewable Solutions paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2012; the beneficial ownership of Green Energy Renewable Solutions, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Joe DuRant*	5,200,000	-	8.30%
Gerry Shirren	2,600,000	-	4.15%
Frank O Donnell*	5,200,000	-	8.30%
Dan Garman	-	-	-

Officers and Directors as a Group	13,000,000	-	20.76%

Total Shares Issued and Outstanding	62,626,850

Owners of 5% or More

Blue Atelier	13,800,000		22.03%
CEDE & Co.	15,681,295		25.04%
E World Corp	7,311,640		11.67%
Green Renewable Energy Solutions	9,209,334		14.70%
*See note below

There were no options or warrants outstanding at December 31, 2012.

Total shares outstanding as of December 31, 2012 were 62,626,850 held by approximately 79 shareholders of record and an undetermined number of holders in street name. All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

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

The following is a list of related party balances as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Due to related party(E World Corp.)	$201,662	$151,392
Accounts and other payable - related party	139,326	227,123
Convertible note - related party (Blue Atelier Inc.)	-	150,000
Secured note – related party (E World Corp. $65,000,Blue Atelier Inc. $5,000)	70,000	-
Total	$410,988	$528,515

The accounts payable related party balance include amounts to the officers and directors of the Company Joe Durant, Gerry Shirren and Frank O' Donnell.

Eworld Corp Promissory Note

On November 2, 2011, the Company received funding pursuant to a convertible promissory note in the amount of $65,500. The promissory note is unsecured, bears interest at 20% per annum, and was due on November 21, 2011 and is currently in default. On June 21, 2012, the note holder waived all interest related to the note.

Blue Atleier Convertible Note

On May 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 10% per annum, and was due on June 30, 2012 and is currently in default. The note holder may convert the entire note and any accrued interest at $0.001 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $5,000. The aggregate beneficial conversion feature has been accreted and charged to financing expense in the amount of $5,000 as of December 31, 2012.

Related party transactions include executive and directors compensation consultancy fee charges for the years ending December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011
Joe DuRant: CEO, Director	$1,401,000	$22,500
CFO, Director	724,970	60,000
Frank O Donnell: Executive VP Business Development, Director	1,401,000	112,500
Total	$3,526,970	$195,000

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 5,200,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President Business Development Frank O Donnell and 2,600,000 shares of common stock to CFO Gerry Shirren totaling in value of $3,315,000 which is included in executive and directors compensation totaling $3,526,970. The stock issued reflects the effect of the stock dividend/forward split.

	Shares	Value

Joe Durant: CEO, Director	5,200,000	$1,326,000
Gerry Shirren: CFO, Director,	2,600,000	663,000
Frank O Donnell: Exec.VP Business Development, Director	5,200,000	1,326,000
Total	13,000,000	$3,315,000

PART IV

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K

Green Energy Renewable Solutions, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .

3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011

3.8	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on February 28, 2012

3.9	Amendment to Articles of Incorporation, filed as Exhibit Bylaws, Filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange Commission on August 02, 2012

10.1	Stock purchase agreement - Between Green Energy Renewable Solutions, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology.

10.3	Purchase Agreement - between Green Energy Renewable Solutions, Inc. to acquire the assets of Green Renewable Energy Solutions Inc. and filed as exhibit 10.1 on Form 8K filed with the Securities and Exchange commission on February 28, 2012

Green Energy Renewable Solutions, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer
(Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer
(18 U.S.C. 1350)

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2011 and 2012 were: $18,100 and $21,137 respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2011 and 2012 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2011 and 2012.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2011 and 2012.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

Date: April 16, 2013	By:	/s/ Joseph DuRant
Joseph DuRant
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

Date: April 16, 2013	By:	/s/ Roger Silverthorn
Roger Silverthorn
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Roger Silverthorn	Secretary and Director	April 16, 2013
Roger Silverthorn	(Secretary)

/s/ Roger Silverthorn	Principal Financial and Accounting Officer	April 16, 2013
Roger Silverthorn	(Principal Financial and Accounting Officer)

