Form 10-K/A
period 2012-12-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2013-04-17
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

First Amendment

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No.000-52438

Green Energy Renewable Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

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

Smaller Reporting Company Yes

EXPLANATORY NOTE

This amended report on Form 10-K is filed solely for the purpose of adding the required XBRL interactive data files as exhibits to the previously filed Form 10-K which was filed on April 16, 2013.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELLINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

Date: April 17, 2013	By:	/s/ Joseph DuRant
Joseph DuRant
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN ENERGY RENEWABLE SOLUTIONS, INC.

Date: April 17, 2013	By:	/s/ Roger Silverthorn
Roger Silverthorn
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Roger Silverthorn	Secretary and Director	April 17, 2013
Roger Silverthorn	(Secretary)

/s/ Roger Silverthorn	Principal Financial and Accounting Officer	April 17, 2013
Roger Silverthorn	(Principal Financial and Accounting Officer)