Form 10-Q
period 2013-03-31
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2013-05-30
CIK 1343979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

888-963-2622

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 21, 2013: 86,933,544

Part 1 Financial Information

Item 1 Financial Statements

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012

Assets:
Current assets:
Cash	$2,464	$1,007
Accounts receivable	166	166
Total current assets	2,630	1,173

Land	27,752	27,752
Lease Deposits	-	-
Total Assets	$30,382	$28,925

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$219,965	$211,159
Accounts payable - related party	109,526	139,326
Accrued salaries and wages	83,333	-
Due to related party	201,662	201,662
Convertible notes - related party	70,000	70,000
Convertible notes - (net of $69,185 and $78,430 unamortized discount)	219,891	197,822
Total current liabilities	904,377	819,969

Total Liabilities	904,377	819,969

Stockholders' Deficit
Preferred stock, no par value, 5,000,000 shares authorized, and no shares issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 72,173,880 and 62,636,850 shares issued and outstanding	72,174	62,637
Additional paid-in capital	9,910,350	9,794,373
Stock payable	248,607	233,607
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(6,590,790)	(6,367,325)
Total Shareholders Deficit	(873,995)	(791,044)
Total Liabilities and Shareholders Deficit	$30,382	$28,925

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			Development
			Stage
			(April 1 2010)
	Three Months Ended March 31,		to March 31,
	2013	2012	2013
Sales	$-	$12	$219
Cost of sales	-	-	-
Gross profit	-	12	219

Bank service charges	694	683	7,021
New zoo revue	-	257	17,811
Development projects	-	-	14,125
Office and miscellaneous expenses	3,130	(150)	21,099
Executive and directors compensation	83,333	60,000	3,890,303
Waste project expenses	-	63,568	221,291
Professional fees	78,230	22,107	659,630
Investor relations	367	19,000	34,447
Travel expenses	724	-	19,076
Loss on settlement of accounts payable	-	-	518,122
Other financing costs	-	365,582	365,582
Impairment of intangible assets	-	690,700	691,149
Total operating expense	166,478	1,221,747	6,459,656
Operating loss	(166,478)	(1,221,735)	(6,459,437)

Other Income (Expense)
Other income	317	-	317
Foreign exchange translation loss	-	-	(1,113)
Interest expense	(57,304)	(1,000)	(130,557)
Total other expense	(56,987)	(1,000)	(131,353)
Net loss	$(223,465)	$(1,222,735)	$(6,590,790)

Net loss per common share	$(0.00)	$(0.05)
Weighted average common shares outstanding	65,254,828	24,476,932

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Development Stage
	Three Months Ended March 31,		(April 1, 2010 to Mach 31,
	2013	2012	2013)
Operating Activities
Cash flows from operating activities :
Net loss	$(223,465)	$(1,222,735)	$(6,590,790)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	55,599	-	91,321
Beneficial conversion feature	-	-	5,000
Issuance of common stock for services	15,000	65,718	305,177
Issuance of common stock for compensation	-	-	3,315,000
Issuance of common stock for asset purchase	-	690,700	690,700
Issuance of common stock for finance costs	-	365,582	365,582
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Gain on settlement of convertible notes	(316)	-	(316)
Loss on settlement of accounts payable	-	-	518,122
Loss on foreign currency translations	-	-	1,113
Changes in operating assets and liabilities:
Accounts receivable	-	-	(166)
Prepaid Expenses	-	(16,667)	(900)
Accounts payable and accrued liabilities	8,806	32,196	210,150
Accounts payable - related parties	(29,800)	55,000	290,648
Accrued salaries and wages	83,333	-	83,333
Cash used in operating activities	(90,843)	(30,206)	(715,976)

Investing Activities:
Notes receivable	-	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Purchase of land	-	-	(27,752)
Cash used in investing activities	-	-	(31,802)

Financing Activities:
Proceeds from assignment of stock purchase agreement	36,000	-	186,000
Advances from related party	-	29,940	197,925
Payments on advances from related party	-	-	(7,160)
Proceeds from convertible note	56,300	-	218,400
Proceeds from convertible note-related party	-	-	5,000
Issuance of subsidiary stock for cash	-	-	150,000
Cash provided by financing activities	92,300	29,940	750,165

Increase in cash	1,457	(266)	2,387

Cash, beginning of period	1,007	316	77
Cash, end of period	$2,464	$50	$2,464

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to settle convertible notes payable	$89,514	$-	$89,514
Shares issued for intangible assets	$-	$690,700	$690,700
Spin-out of subsidiary	$-	$254,028	$254,208
Shares issued to settle accounts payable	$-	$-	$131,878
Deemed distribution to majority shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The consolidated interim financial statements include our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

On April 1, 2010, the Company entered into development stage accumulating a net loss of $6,590,790 from April 1, 2010 to March 31, 2013.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had minor revenue during the periods presented and has an accumulated deficit of $4,514,336 recorded by the Company prior to April 1, 2010 and an accumulated deficit since entry into the development stage (April 1, 2010) of $6,590,790. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $6,590,790 from April 1, 2010 to March 31, 2013.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Green Energy Renewable Solutions and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology Solutions, Inc. was transferred to E World Corp, a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 4, 2012 E World Corp was spun-out of Green Energy Renewable Solutions.

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

i)	Stock-Based Compensation

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

j)	Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-07 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined by management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Due to related party	$201,662	$201,662
Accounts payable - related party	109,526	139,326
Salaries and wages	83,333	-
Convertible notes – related party (E World Corp. $65,000,Blue Atelier Inc. $5,000)	70,000	70,000
	$464,521	$410,988

Related party transactions during the period include salary and wages for the three month period ending March 31, 2013 and consultancy fee charges for the three month period ending March 31, 2012.

	3 Months Ended March 31,
	2013	2012
Joe DuRant: CEO, Director	$31,250	$15,000
Gerry Shirren: CFO, Director	$-	$12,500
Roger Silverthorn: CFO Director	$20,833	$-
Frank O Donnell: Executive VP Business Development, Director	$31,250	$15,000
Total	$83,333	$42,500

Assignment of Subscription Agreement

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company would issue 1,000,000 shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and $50,000 was received on August 20, 2012. Per the agreement the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of March 31, 2013 and December 31, 2012, The Company has not issued any shares, and as such the Company has recorded $150,000 as stock payable.

On January 22, 2013, the Company entered into a assignment agreement with E World Corp, a commonly controlled entity, where E World Corp agreed to purchase the outstanding balance due from Diamond Transport Ltd. per the subscription agreement of $350,000 for $75,000 payable in three monthly cash instalments of $25,000, with the last payment due on March 22, 2013. As of March 31, 2013, the Company has only received $36,000 cash from E World Corp. and has an outstanding balance due of $39,000. The Company has recorded the cash payment of $36,000 as additional paid-in capital as of March 31, 2013 due to the related party relationship,.

Note 5– Waste Project Expense

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

Yabucoa Landfill, Puerto Rico: Together with its partner Landfill Solutions Corporation, the Company was planning to remediate and manage the Yabucoa municipal landfill that had been closed since 2011. The remediation plan was designed to bring the landfill up to current operating standards and reopen the landfill for operations while developing recycling and waste conversion facilities. The parties had jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. The Officers and Directors of Green Energy have made the decision to step back from the proposed landfill and renewable energy project in Puerto Rico due to lack of funding. The Company had received commitments for funding that were expected to close in 2012 for this project, but due to failure of sources to meet the funding commitments and lack of success in obtaining alternative funding in a timely manner, the Company has decided to table this venture for the time being.

For the three month periods ended March 31, 2013 and 2012, the Company's waste project expenses were $0 and $63,568 respectively.

Note 6– Operating Lease Commitments

The Company currently leases office space on a month to month basis at its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226. The company has agreed to purchase real estate at Highland Park, Michigan, 48203 and pending closure of the purchase, the company is leasing the real estate on a month to month basis.

Note 7 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012

On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 12, 2013.

The note was converted at the option of the holder into 3,341,965 shares of common stock on January 22, 2013, February 12, 2013, and February 26, 2013 as shown in the chart below. The conversion price was 58% of the market price, where market price was defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2013. During the three months ended March 31, 2013, the Company accrued $1,643 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price is defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $10,066. As of March 31, 2013, the convertible note payable totalling $24,118 was recorded net of unamortized debt discount and accrued interest of $2,198.

In accordance with the terms of the note, the holder partially converted the note for 6,195,065 shares of common stock leaving a balance of the note of $13,900.

Asher Enterprises Promissory Note III October 12, 2012

On October 12, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 16, 2013. During the three months ended March 31, 2013 the Company accrued $1,285 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $19,914. As of March 31, 2013, the convertible note payable totalling $41,489 was recorded net of unamortized debt discount and accrued interest of $7,691.

Asher Enterprises Promissory Note IV November 29, 2012

On November 29, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. Which consisted of $25,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 3, 2013. During the three months ended March 31, 2013 the Company accrued $1,075 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $19,914. As of March 31, 2013, the convertible note payable totalling $37,509 was recorded net of unamortized debt discount and accrued interest of $11,173.

Asher Enterprises Promissory Note V February 11, 2013

On February 11, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 11, 2013. During the three months ended March 31, 2012 the Company accrued $499 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $19,914. As of March 31, 2013, the convertible note payable totalling $31,593 was recorded net of unamortized debt discount and accrued interest of $16,320.

JMJ Financial Promissory Note I October 21, 2012

On October 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $35,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on September 30, 2013. During the three months ended March 31, 2013 the Company accrued $1,098 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date."

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,880. As of March 31, 2013, the convertible note payable totalling $52,830 was recorded net of unamortized debt discount and accrued interest of $15,760.

JMJ Financial Promissory Note II January 30, 2013

On January 30, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on December 30, 2013. During the three months ended March 31, 2013 the Company accrued $395 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $19,200. As of March 31, 2013, the convertible note payable totalling $32,352 was recorded net of unamortized debt discount and accrued interest of $16,043.

As of March 31, 2013, the Company has reserved a total of 53,728,970 shares of common stock for the potential conversion of the above promissory notes.

Note 8 – Stockholders' Equity

As of March 31, 2013, the Company had 150,000,000 shares of common stock authorized at a par value of $0.001 and 5,000,000 shares of no par preferred stock. On May 3, 2013 the stockholders approved changing the authorized shares to 300,000,000 shares.

Other Stock Issues

On May 25, 2010, the Company issued 4,000,000 of newly authorized and issued common stock for the acquisition of 100% of the outstanding stock of Media and Technology Solutions, Inc. in accordance with the stock purchase agreement with the shareholders. Blue Atelier, Inc. was at the time of the acquisition, the 95% shareholder of Media and Technology Solutions, Inc.

On July 8, 2010, the Company issued 4,000 of newly authorized and issued common stock for services of $150.

On February 1, 2011 Media and Technology issued 3,800,000 shares of newly authorized and issued common stock for $950 cash and 200,000 shares of newly authorized and issued common stock for services of $50.

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

On April 3, 2012, the Company settled accounts payable totalling $131,878 of amounts outstanding since 2009. On April 19, 2012, the accounts payable totalling $121,878 were settled through the issuance of 13,000,000 shares of common stock. On the date of settlement the closing price of the Company’s common stock was $0.10 per share, resulting in a loss on settlement of $518,122 during the year ended December 31, 2012.

On April 17, 2012, the Board of Directors of the Company approved the issuance of 13,000,000 shares of restricted common stock to key executives and directors of the Company as a bonus incentive.

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

The stock issued reflects the effect of the stock dividend/forward split.

Please see below for an outline of all shares issued during the three months ended March 31, 2013.

Stock Issued During the Three Months ended March 31, 2013	Number of Shares issued	Purpose of Issue	Closing Price of Shares on Conversion Date	Value of Issue
Asher Enterprises, Inc	1,153,846	Debt Conversin	$0.022	$25,862.00
Asher Enterprises, Inc	1,188,119	Debt Conversin	$0.017	$20,690.00
Asher Enterprises, Inc	1,000,000	Debt Conversin	$0.012	$11,724.00
Asher Enterprises, Inc	3,108,108	Debt Conversin	$0.006	$18,997.00
Asher Enterprises, Inc	3,086,957	Debt Conversin	$0.004	$12,241.00

As of March 31, 2013 and December 31, 2012, the Company had 72,173,880 and 62,636,850 shares of common stock outstanding respectively.

Stock Payable

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company would issue 1,000,000 shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and $50,000 was received on August 20, 2012. Per the agreement the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of March 31, 2013 and December 31, 2012, The Company has not issued any shares, and as such the Company has recorded $150,000 as stock payable.

On January 22, 2013, the Company entered into a assignment agreement with E World Corp, a commonly controlled entity., where E World Corp agreed to purchase the outstanding balance due from Diamond Transport Ltd. per the subscription agreement of $350,000 for $75,000 payable in three monthly cash instalments of $25,000, with the last payment due on March 22, 2013. As of March 31, 2013, the Company has only received $36,000 cash from E World Corp. and has an outstanding balance due of $39,000. the Company has recorded the cash payment of $36,000 as additional paid-in capital as of March 31, 2013, due to the related party relationship,.

On August 14, 2012, the Company entered into 6 month professional services agreement, where the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of March 31, 2013, the Company has recorded $35,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, where the Company pays the consultant 250,000 share of common stock. As of March 31, 2013, the Company is liable for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, where the Company agreed to pay the consultant $50,000 worth of the Company's common stock. As of March 31, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement were the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of March 31, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

Note 9 - Subsequent Events

Pursuant to the Asher Enterprises Promissory Note II August 28, 2012 (as described in Note 7) $7,500 in principal was converted to 3,571,429 shares of common stock on April 17, 2013.

Pursuant to the Asher Enterprises Promissory Note II August 28, 2012 (as described in Note 7) $6,100 in principal was converted to 3,588,235 shares of common stock on May 3, 2013.

On April 22, 2013, the Board of Directors approved the issuance of 5,714,286 shares of common stock to E World Corp and 1,994,714 shares of common stock to Blue Atelier for the conversion of $189,243 of debt. The fair value of the share on that date was $23,127 resulting in a $166,116 increase in additional paid-in capital for the forgiveness of debt. In addition, the issuance of 6,880 shares of Class A Preferred Stock at $10 par value to Frank A. O’Donnell and 6,540 shares of Class A Preferred stock at $10 par value to Joseph L. DuRant for the conversion of $134,197 of debt. These preferred shares are convertible into 38,342,000 shares of common stock with a fair value of $115,026 on the date of approval resulting in a $19,171 increase in additional paid-in capital for the forgiveness of debt . As of the filing of this report these shares have not been issued.

On May 3, 2013, the stockholders approved changing the authorized common shares to 300,000,000 shares and various authorized preferred shares to 20,000,000.

Pursuant to JMJ Financial Promissory Note I, dated October 21, 2012 (as described in Note 9) $5,750 in principal was converted to 3,500,000 shares of common stock on May 9, 2013.

Pursuant to the JMJ Financial Promissory Note I, dated October 21, 2012 (as described in Note 9) $4,510 in principal was converted to 4,100,000 shares of common stock as of May 17, 2013.

On May 16, 2013, the Company announced a merger with Cirque Energy II, LLC. The Members of Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

Green Energy Renewable Solutions, Inc. (OTC QB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 243 W. Congress, Suite 350, Detroit, Michigan  48226.

Green Energy Renewable Solutions key area of business is focused on the development of waste conversion and waste to energy opportunities including landfill diversion, waste recycling and energy recovery from construction and demolition waste and municipal solid waste. The Company is currently in development on such opportunities in Michigan.

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

The Company is headquartered in Detroit, Michigan and is currently developing construction and demolition waste and municipal solid waste diversion, recycling and energy recovery operations in Michigan with other projects in the early planning stages

Waste Diversion, Recycling and Energy Recovery

The Green Energy Business Model is a rapid growth multi-stage model which can be replicated over and over again. The initial construction and demolition waste processing was planned for a 15 acre site at Highland Park, Michigan where the company acquired a parcel of real estate at Lincoln Ave. Highland Park, MI in November 2011 and leased further real estate with an option to purchase.. The Company is now exploring alternative locations in the Metropolitan Detroit area. The construction and demolition waste operation will generate revenue from tipping fees and the sale of processed C&D recyclables; primarily metal, plastic, cardboard, asphalt, and wood. Ready markets exist for this sorted and processed waste material with metal waste achieving over $150 per ton. The company will process incoming unsorted C&D for recovery of valuable recycle materials, including metal, cardboard, paper, concrete, asphalt shingles and plastics. The recycling process is projected to increase the value of the waste by a factor of 4. Green Energy acquired contracts under LOI and asset purchase agreement with Green Renewable Energy Solutions, Inc. including a contract with Disposal Specialties, LLC (“Disposable Specialties”) for the supply of construction & demolition debris (C&D). Under the terms of the 20 year term C&D contract, Disposal Specialties will deliver up to 1000 tons of C&D per day to the Company’s facility and the Company is guaranteed a minimum “tipping” fee of $10.00 per ton. Up to $3.5m will be required to complete the C & D processing and recycling operation.

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

The Officers and Directors of Green Energy have made the decision to step back from the proposed landfill and renewable energy project in Puerto Rico due to lack of funding. The Company had received commitments for funding that were expected to close in 2012 for this project, but due to failure of sources to meet the funding commitments and lack of success in obtaining alternative funding in a timely manner, the Company decided it would table this venture for the time being.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2012

Revenues for the three month period ended March 31, 2013 were $0 compared to $12 for the three month period ended March 31, 2012.

Total operating expense for the three month period ended March 31, 2013 decreased by $1,055,269 from $1,221,747 for the three months ended March 31, 2012 to $166,478 for the same period in 2013. The decrease was primarily due to a decrease in financing costs, and impairment of intangible assets, offset by increases in executive compensation and professional fees.

Interest expense for the three months ended March 31, 2013 increased from $1,000 for the three months ended March 31, 2012 to $57,304 for the same period in 2013. The interest arose in 2013 from the convertible notes as detailed in the notes to the financial statements above for the purpose of funding operating costs. Due to the factors described above, the Company's net loss decreased by $999,270 from a net loss of $1,222,735 for the three months ended March 31, 2012 to a net loss of $223,465 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $223,465, used cash in operations of $90,843 for the three months ended March 31, 2013, had a working capital deficiency of $901,747, an accumulated deficit of $4,514,336 along with an accumulated deficit of $6,590,790 during development stage for the period from April 1, 2010 to March 31,2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $2,464 on March 31, 2013 compared to $1,007 on December 31, 2012.

During the three months ended March 31, 2013, net cash in operating activities totaled $90,843, compared to net cash used in operating activities of $30,206 for the comparable three month period in 2012. Net cash provided by investing activities for the three months ended March 31, 2013 totaled $0 compared to $0 for the comparable three month period in 2012. Net cash provided by financing activities for the three months ended March 31, 2013 totaled $92,300 compared to $29,940 for the comparable three month period in 2012.

The above cash flow activities yielded a net cash increase of $1,457 during the three months ended March 31, 2013 compared to a decrease of $266 during the comparable prior year period.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2013. Based on that evaluation, our Chief Financial Officer has concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments. To assist management with additional internal controls, the Company plan on engaging the services of an independent certified public accounting firm to serve as a consultant to the Company on a monthly basis.

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six-months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None, for the three month period ending March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares issued by the Company during the three months ended March 31, 2013 updated to reflect the issue of the dividend share/forward split were as follows:

Stock Issued During the Three Months ended March 31, 2013	Number of Shares issued	Purpose of Issue	Closing Price of Shares on Conversion Date	Value of Issue
Asher Enterprises, Inc	1,153,846	Debt Conversin	$0.022	$25,862.00
Asher Enterprises, Inc	1,188,119	Debt Conversin	$0.017	$20,690.00
Asher Enterprises, Inc	1,000,000	Debt Conversin	$0.012	$11,724.00
Asher Enterprises, Inc	3,108,108	Debt Conversin	$0.006	$18,997.00
Asher Enterprises, Inc	3,086,957	Debt Conversin	$0.004	$12,241.00

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Saftey Disclousures

None

Item 5. Other Information

None

Item 6. Exhibits

Green Energy Renewable Solutions, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.2	Amendment to Articles of Incorporation, exhibit 3.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005

3.3	Amendment to Articles of Incorporation, exhibit 3.3 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.4	Bylaws, filed as exhibit 3.4 with the registrant’s Registration Statement on Form SB-2, amended; filed with the Securities and Exchange Commission on December 27, 2005.

3.5	Amendment to Articles of Incorporation, filed as exhibit 3.5 with the registrant’s Registration Statement on Form 8-A; filed with the Securities and Exchange Commission on December 14, 2006.

3.6	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 24, 2009 .

3.7	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on April 5, 2011

3.8	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on February 28, 2012

3.9	Amendment to Articles of Incorporation , filed as Exhibit Bylaws, filed as exhibit 3.1 filed on Form 8-K, filed with the Securities and Exchange commission on August 02, 2012

10.1	Stock purchase agreement - between Green Energy Renewable Solutions, Inc. and Blue Atelier, Inc. March 30, 2009 and filed as exhibit 10.1 with the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 03, 2009

10.2	Purchase Agreement - between E Wold Interactive Inc. and the shareholders of Media and Technology Solutions, Inc. for the purchase of 100% of the outstanding stock of Media and Technology

10.3	Purchase Agreement - between Green Energy Renewable Solutions, Inc. to acquire the assets of Green Renewable Energy Solutions Inc. and filed as exhibit 10.1 on Form 8K filed with the Securities and Exchange commission on February 28, 2012

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer (18 U.S.C. Section 1350)

101**	The following material from Green Energy Renewable Solutions, Inc.’s Form 10-Q Report for the quarter ended March 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Filed herewith
**	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Energy Renewable Solutions, Inc.

Date: May 29, 2013	By: /s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

By: /s/ Roger Silverthorn, Chief Financial Officer
Roger Silverthorn
Chief Financial Officer

