Form 10-Q
period 2013-06-30
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2013-08-19
CIK 1343979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 16, 2013: 125,365,037

Part 1 Financial Information

Item 1 Financial Statements

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012

Assets:
Current assets:
Cash	$6,827	$1,007
Accounts receivable	166	166
Total current assets	6,993	1,173

Land	27,752	27,752
Total Assets	$34,745	$28,925

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$275,832	$211,159
Accounts payable - related party	5,129	139,326
Accrued salaries and wages - related party	108,772	-
Due to related party	181,662	201,662
Convertible notes - related party (net of $1,786 and $0 unamortized discount)	288,714	70,000
Convertible notes - (net of $116,371 and $78,430 unamortized discount)	251,796	197,822
Total current liabilities	1,111,905	819,969

Total Liabilities	1,111,905	819,969

Stockholders' Deficit
Preferred stock, no par value 19,986,580 shares authorized and no shares issued.	-	-
Class A Preferred stock , $10 par value 13,420 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, 300,000,000 shares
Authorized and 115,095,316 and 62,636,850 shares outstanding at June 30, 2013 and December 31, 2012, respectively	115,095	62,637
Additional paid-in capital	10,093,174	9,794,373
Stock payable	381,604	233,607
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(7,152,697)	(6,367,325)
Total Shareholders Deficit	(1,077,160)	(791,044)
Total Liabilities and Shareholders Deficit	$34,745	$28,925

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Development Stage (April 1 2010 to June
	2013	2012	2013	2012	30, 2013)
Sales	$-	$-	$-	$12	$219
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	12	219

Bank service charges	766	545	1,460	1,228	7,787
New zoo revue	-	-	-	257	17,811
Development projects	-	-	-	-	14,125
Office and miscellaneous expenses	4,442	-	7,572	208	25,541
Executive and directors compensation	99,794	3,375,000	183,127	3,435,000	3,990,097
Waste project expenses	-	21,790	-	85,358	221,291
Professional fees	105,026	131,555	183,256	163,918	764,656
Investor relations	10,334	10,000	10,701	29,000	44,781
Travel expenses	4,970	-	5,694	-	24,046
Forfieture of deposit on landifll	150,000	-	150,000	-	150,000
Loss of settlement of account payable	-	518,122	-	518,122	518,122
Other financing costs	-	-	-	365,582	365,582
Impairment of intangible assets	-	-	-	690,700	691,149
Total operating expense	375,332	4,057,012	541,810	5,289,373	6,834,988

Operating loss	(375,332)	(4,057,012)	(541,810)	(5,289,361)	(6,834,769)

Other Expense
Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(186,575)	(54)	(243,562)	(1,054)	(316,815)
Total other expense	(186,575)	(54)	(243,562)	(1,054)	(317,928)
Net loss	$(561,907)	$(4,057,066)	$(785,372)	$(5,290,415)	$(7,152,697)

Net loss per common share - Basic	$(0.01)	$(0.07)	$(0.01)	$(0.13)
Weighted average common shares outstanding - Basic	85,848,996	58,115,160	75,608,802	41,296,046

The accompanying notes are an integral part of these consolidated financial statements.

Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Development Stage
	For the six months ended June 30,		(April 1, 2010 to
	2013	2012	June 30, 2013)
Operating Activities:
Cash flows from operating activities :
Net loss	$(785,372)	$(5,290,415)	$(7,152,697)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	237,948	-	273,670
Beneficial conversion feature	-	-	5,000
Issuance of common stock for services	10,000	181,719	300,177
Issuance of common stock for compensation	-	3,315,000	3,315,000
Issue of common stock for impaired asset purchase	-	690,700	690,700
Issuance of common stock for finance costs	-	365,582	365,582
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Forfieture of deposit on landifll	150,000		150,000
Loss on settlement of accounts payable	-	518,122	518,122
Loss on foreign currency translations	-	-	1,113
Loss on foreign currency translations
Changes in operating assets and liabilities:			-
Accounts receivables	-	-	(166)
Deposits	-	(6,667)	(900)
Accounts payable and accrued liabilities	80,573	54,829	281,917
Accrued salaries and wages	108,772		108,772
Accounts payable - related parties	1,799	102,860	322,247
Cash used in operating activities	(196,280)	(68,270)	(821,413)

Investing Activities:
Notes receivable	-	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Deposit on purchase of Davison landfill	(150,000)		(150,000)
Purchase of land	-	-	(27,752)
Cash used in investing activities	(150,000)	-	(181,802)

Financing Activities:
Stock payable	-	-	150,000
Proceeds from assignment of stock purchase agreement	36,000	-	36,000
Advances from related party	-	62,965	197,925
Payments on advances from related party	-	-	(7,160)
Proceeds from convertible notes	165,600	-	327,700
Proceeds from convertible notes - related party	150,500	5,000	155,500
Issuance of subsidiary stock for cash	-	-	150,000
Cash provided by financing activities	352,100	67,965	1,009,965

Increase (decrease) in cash	5,820	(305)	6,750

Cash, beginning of period	1,007	316	77
Cash, end of period	$6,827	$11	$6,827

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$286,412	$-	$286,412
Shares issued for intangible assets	$-	$690,700	$-
Spin-out of subsidiary	$-	$254,028	$254,208
Shares issued to settle accounts payable	$-	$131,878	$131,878
Deemed distribution to majority shareholder	$-	$-	$150,000
Convertible notes issued to settle accounts payable	$15,900	$-	$15,900
Stock payable issued to settle accounts payable - related party	$135,996	$-	$135,996
Stock payable issued to settle due to related party	$20,000	$-	$20,000
Stock payable issued to settle convertible notes payable - related party	$5,000	$-	$5,000

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

On January 26, 2012 Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), completed the 5 to 1 reverse split and on February 1, 2012. E World Corp including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

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

Green Energy Renewable Solutions key area of business is focused on the securing of waste streams, including but not limited to; construction, demolition, and municipal solid waste streams and maximizing their values by recycling and waste to energy opportunities.

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

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $7,002,697 from April 1, 2010 to June 30, 2013.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Green Energy Renewable Solutions and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of Green Energy Renewable Solutions Interactive, Inc. and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. In June of 2013, the Company incorporated Green Harvest Landfill, LLC as a wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had minor revenue during the periods presented and has an accumulated deficit of $4,514,336 recorded by the Company prior to April 1, 2010 and an accumulated deficit since entry into the development stage (April 1, 2010) of $7,152,697. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accounts payable - related party	$5,129	$139,326
Accrued salary and wages	108,772	-
Due to related party	181,662	201,662
Convertible notes – related party (net of $1,786 and $0 unamortized discount)	288,714	70,000
	$584,277	$410,988

Related party transactions during the period include salary, and consultancy fees for the three and six month period ending June 30, 2013 and 2012 as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2013	2012	2013	2012
Joe DuRant: CEO, Director	$31,250	$1,348,500	$62,500	$1,371,000
Gerry Shirren: CFO, Director	$-	$678,000	$-	$693,000
Roger Silverthorn: CFO Director	$31,250	$-	$52,083	$-
Frank O Donnell: Executive VP Business Development, Director	$31,250	$1,348,500	$62,500	$1,371,000
Total	$93,750	$3,375,000	$177,083	$3,435,000

The Company has recorded $6,044 and $0 in payroll tax liabilities during the six month period ended June 30, 2013 and 2012, respectively, related to payments made to its executives.

Blue Atelier Inc. Promissory Note May 20, 2013

On May 20, 2013 the Company received funding pursuant to a promissory note in the amount of $15,500. The promissory note is secured by the break-up fee in the Asset purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison landfill, and 10,000,000 shares of Company stock. The promissory note bears interest at 6% interest, has a loan premium of $75,000 and matures on July 1, 2013. As of June 30, 2013, $73,214 of discount has been amortized.

The conversion feature related to this note has been accounted for as an original issue discount totalling $75,000. As of June 30, 2013, the convertible note payable totalling $225,500 was recorded net of unamortized debt discount of $1,786.

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

Yabucoa Landfill, Puerto Rico: Together with its partner Landfill Solutions Corporation, the Company was planning to remediate and manage the Yabucoa municipal landfill that had been closed since 2011. The remediation plan was designed to bring the landfill up to current operating standards and reopen the landfill for operations while developing recycling and waste conversion facilities. The parties had jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. The Officers and Directors of Green Energy have made the decision to step back from the proposed landfill and renewable energy project in Puerto Rico due to lack of funding. The Company had received commitments for funding that were expected to close in 2012 for this project, but due to failure of sources to meet the funding commitments and lack of success in obtaining alternative funding in a timely manner, it would table pursuit of this venture for the time being.

For the six months ended June 30, 2013 and 2012, the Company's waste project expenses were $0 and $85,358, respectively.

Note 6– Operating Lease Commitments

The Company currently leases office space on a month to month basis at its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226. The company purchased real estate at Highland Park, Michigan, 48203.

Note 7 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012

On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matured on April 12, 2013.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on January 22, 2013, February 12, 2013, and February 26, 2013 as disclosed in Note 8. The conversion price was 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading immediately prior to conversion date". The note was recorded net of original issue discount of $23,534. As of June 30, 2013, $23,534 of discount has been amortized.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matured on May 30, 2013. During the year period ended June 30, 2013 the Company accrued $1,068 in interest expense.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on March 12, 2013, March 17, 2013, April 17, 2013, May 3, 2013, and May 30, 2013 as disclosed in Note 8. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date". The note was recorded net of original issue discount of $23,643. As of June 30, 2013, $23,643 of discount has been amortized.

Asher Enterprises Promissory Note III October 12, 2012

On October 12, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 16, 2013. During the year period ended June 30, 2013 the Company accrued $1,100 in interest expense.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on May 30, 2013, June 7, 2013, and June 13, 2013 as disclosed in Note 8. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date". On June 30, 2013, the Company was assessed default interest of $13,750. The note was recorded net of original issue discount of $29,871. As of June 30, 2013, $29,871 of discount has been amortized.

Asher Enterprises Promissory Note IV November 29, 2012

On November 29, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. Which consisted of $25,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 3, 2013. During the year period ended June 30, 2013 the Company accrued $1,100 in interest expense.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on June 17, 2013, June 19, 2013, June 20, 2013, June 25, 2013, and June 28, 2013 as disclosed in Note 8. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date". The note was recorded net of original issue discount of $29,871. As of June 30, 2013, $29,871 of discount has been amortized.

Asher Enterprises Promissory Note V February 11, 2013

On February 11, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 11, 2013. During the year period ended June 30, 2013 the Company accrued $1,444 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

On May 21, 2013, the company was assessed default interest of $13,750. The conversion feature related to this note and the related default interest has been accounted for as an original issue discount totalling $29,871. As of June 30, 2013, the convertible note payable totalling $70,621 was recorded net of unamortized debt discount and accrued interest of $17,079.

Asher Enterprises Promissory Note VI April 3, 2013

On April 3, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $12,500, which consisted of $12,500 in cash proceeds. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 3, 2013. During the year period ended June 30, 2013 the Company accrued $250 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $9,052. As of June 30, 2013, the convertible note payable totalling $21,552 was recorded net of unamortized debt discount of $7,326.

Asher Enterprises Promissory Note VII May 8, 2013

On May 8, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $12,500, which consisted of $12,500 in cash proceeds. The promissory note is unsecured, bears interest at 8% per annum, and matures on February 8, 2014. During the year period ended June 30, 2013 the Company accrued $145 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $9,052. As of June 30, 2013, the convertible note payable totalling $21,552 was recorded net of unamortized debt discount of $7,326.

Asher Enterprises Promissory Note VIII June 26, 2013

On June 26, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 26, 2014. During the year period ended June 30, 2013 the Company accrued $28 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $23,534. As of June 30, 2013, the convertible note payable totalling $56,034 was recorded net of unamortized debt discount of $23,190.

JMJ Financial Promissory Note I October 21, 2012

On October 21, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $40,320, which consisted of $35,000 in cash proceeds and a $5,320 original issue discount. The promissory note is unsecured, bears interest at 5% per annum, and matures on September 30, 2013. During the year period ended June 30, 2013 the Company accrued $937 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. In accordance to the terms of the note, the holder partially converted the note for shares of common stock on May 9, 2013, May 16, 2013, and June 14, 2013 as disclosed in Note 8. The conversion price is 60% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,880. As of June 30, 2013, the convertible note payable totalling $41,075 was recorded net of unamortized debt discount and accrued interest of $5,537.

JMJ Financial Promissory Note II January 30, 2013

On January 30, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on November 11, 2013. During the year period ended June 30, 2013 the Company accrued $762 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 60% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $19,200. As of June 30, 2013, the convertible note payable totalling $48,000 was recorded net of unamortized debt discount and accrued interest of $11,256.

JMJ Financial Promissory Note III May 30, 2013

On May 30, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $30,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on December 30, 2013. During the year period ended June 30, 2013 the Company accrued $127 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 60% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $22,533. As of June 30, 2013, the convertible note payable totalling $56,333 was recorded net of unamortized debt discount and accrued interest of $20,681.

LG Capital Funding, LLC Promissory Note I June 4, 2013

On June 4, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 4, 2014. During the year period ended June 30, 2013 the Company accrued $151 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,500. As of June 30, 2013, the convertible note payable totalling $53,000 was recorded net of unamortized debt discount and accrued interest of $23,976.

Note 8 – Stockholders' Equity

On April 22, 2013, the Board of Directors approved and on May 3, 2013 the shareholders ratified increasing the number of authorized shares of the Company to 320,000,000 shares comprising 300,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Preferred Stock – The Company is authorized to issue 19,986,580 shares no par value preferred stock. The authorized preferred shares have no defined preference terms.  The Company may create and define one or more class of preferred stock. As of June 30, 2013 and December 31, 2012, no shares of preferred stock have been issued.

On April 22, 2013, the Board of Directors of the Company authorized the creation and issue of 13,420 Class A Convertible Preferred Shares (“Class A Preferred”). The Class A Preferred (i) have no state rate of return (ii) par value of $10 per share (iii) term of 5 years (iv) each preferred share six months after issue is convertible into 2,857.14 shares of common stock and (v) liquidity preference over common shares. As of June 30, 2013 and December 31, 2012, no Class A Preferred have been issued.

Common Stock - The Company is authorized to issue 300,000,000 shares of $.001 par value common stock. As of June 30, 2013 and December 31, 2012, 115,095,316 and 62,636,850 shares were issued and outstanding, respectively.

Other Stock Issuances

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

All share amounts in the financial statements have been retroactively restated to reflect the share dividends and forward stock splits.

Stock issued during the year to date ended June 30, 2013 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for three Months ended June 30, 2013	Number of Shares issued	Purpose of Issue	Closing Price on Share Approval Date	Value of Issue
January 22, 2013	Asher Enterprises, Inc	1,153,846	Debt Conversion	$0.013	$15,000.00
February 12, 2013	Asher Enterprises, Inc	1,188,119	Debt Conversion	$0.010	$12,000.00
February 26, 2013	Asher Enterprises, Inc	1,000,000	Debt Conversion	$0.007	$6,800.00
March 12, 2013	Asher Enterprises, Inc	3,108,108	Debt Conversion	$0.004	$11,500.00
March 28, 2013	Asher Enterprises, Inc	3,086,957	Debt Conversion	$0.002	$7,100.00
April 17, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.002	$7,500.00
May 3, 2013	Asher Enterprises, Inc	3,588,235	Debt Conversion	$0.002	$6,100.00
May 9, 2013	JMJ Financial	3,500,000	Debt Conversion	$0.002	$5,775.00
May 17, 2013	JMJ Financial	4,100,000	Debt Conversion	$0.001	$4,510.00
May 30, 2013	Asher Enterprises, Inc	460,526	Debt Conversion	$0.004	$450.00
May 31, 2013	Asher Enterprises, Inc	3,684,211	Debt Conversion	$0.004	$14,000.00
June 7, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.004	$15,000.00
June 14, 2013	Asher Enterprises, Inc	3,708,333	Debt Conversion	$0.004	$13,350.00
June 18, 2013	JMJ Financial	4,900,000	Debt Conversion	$0.001	$5,390.00
June 18, 2013	Asher Enterprises, Inc	1,196,970	Debt Conversion	$0.003	$3,950.00
June 20, 2013	Asher Enterprises, Inc	1,194,444	Debt Conversion	$0.004	$4,300.00
June 20, 2013	Asher Enterprises, Inc	3,696,970	Debt Conversion	$0.003	$12,200.00
June 26, 2013	Asher Enterprises, Inc	4,888,889	Debt Conversion	$0.004	$17,600.00
June 28, 2013	Asher Enterprises, Inc	860,000	Debt Conversion	$0.005	$4,300.00

As of June 30, 2013 and December 31, 2012, the Company had 115,095,316 and 62,636,850 shares of common stock outstanding, respectively.

Stock Payable

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the company would issue 1,000,000 shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and $50,000 was received on August 20, 2012. Per the agreement the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of June 30, 2013 and December 31, 2012, The Company has not issued any shares, and as such the Company has recorded $150,000 as stock payable.

On January 22, 2013, the Company entered into an assignment agreement with E World Corp, a commonly controlled entity. where E World Corp agreed to purchase the outstanding balance due from Diamond Transport Ltd. per the subscription agreement of $350,000 for $75,000 payable in three monthly cash installments of $25,000, with the last payment due on March 22, 2013. As of June 30, 2013, the Company has only received $36,000 cash from E World Corp. and has an outstanding balance due of $39,000. The Company has recorded the cash payment of $36,000 as additional paid-in capital as of June 30, 2013, due to the related party relationship.

On August 14, 2012, the Company entered into 6 month professional services agreement, where the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of June 30, 2013, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, where the Company pays the consultant 250,000 share of common stock. As of June 30, 2013, the Company is liable for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, where the Company agreed to pay the consultant $50,000 worth of the Company's common stock. As of June 30, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement were the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of June 30, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 common shares to eWorld Corp and 1,994,714 common shares to Blue Atlier for conversion of debt. In addition, an issue of 6,880 Class A Preferred Shares at $10 par value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 par value to Joseph L. DuRant for the conversion of debt. As of June 30, 2013, no shares have been issued and, accordingly, the Company has recorded $137,997 to stock payable.

Note 9 - Subsequent Events

On May 16, 2013, the Company announced a merger with Cirque Energy II, LLC.   The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share.  As of August 16, 2013, the merger has not closed.

On July 10, 2013, the Company received funding pursuant to a convertible promissory note with Asher Enterprises, Inc. in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 10, 2014.

On July 11, 2013, pursuant to the JMJ Financial Promissory Note I October 31, 2012 (as described in Note 7) $15,675 in principal was converted to 5,700,000 shares of common stock.

On July 11, 2013, the Company received notice of termination of the amended and restated asset purchase agreement between Green Harvest Landfill, LLC and the Trustee. The Company was advised that they were in were in default for failure to provide a written financing agreement in the form and substance reasonably satisfactory to the Trustee by May 13, 2013. As such, the $150,000 deposit on the Davison landfill was forfeited and expensed in the consolidated statement of operations during the quarterly period ended June 30, 2013.

On July 18, 2013, the Company received funding pursuant to a convertible promissory note with LG Capital in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 6% per annum, and matures on April 18, 2014.

On July 30, 2013, pursuant to the JMJ Financial Promissory Note I October 31, 2012 (as described in Note 7) $11,987 in principal was converted to 3,069,721 shares of common stock.

On August 12, 2013, pursuant to the Asher Enterprises, Inc. Promissory Note 5 January 31, 2013 (as described in Note 7) $15,000 in principal was converted to 1,500,000 shares of common stock.

On August 18, 2013, the Company received funding pursuant to a convertible promissory note with JMJ Financial in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 18, 2014.

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

On September 17, 2011 Green Energy Renewable Solutions entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, the Company changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, on January 26, 2012 Green Energy Renewable Solutions completed a 5 to 1 reverse split, spun out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and on February 4, 2012 completed the transaction with the issue of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc. On June 27, 2012, the Company approved a one for one stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012. On May 16, 2013, the Company announced a merger with Cirque Energy II, LLC. The Members of the Cirque Energy II, LLC will contribute the assets and in exchange receive 43,359,487 shares of the Company’s common stock at closing. The Company is in the process of changing the name of the Company to Cirque Energy, Inc. and to change the stock trading symbol.

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

The Company is headquartered in Detroit, Michigan and is currently developing construction and demolition waste and municipal solid waste diversion, recycling and energy recovery operations in Michigan with other projects in the early planning stages

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2012 AND APRIL 1, 2010 (DEVELOPMENT STAGE RE-ENTRY) THROUGH JUNE 30, 2013

Revenues for the three month period ended June 30, 2013 were $0 compared to $0 for the three month period ended June 30, 2012 and $219 from April 1, 2010 (Development Stage Re-Entry) through June 30, 2013.

Total operating expense for the three month period ended June 30, 2013 decreased by $3,681,680 from $4,057,012 for the three months ended June 30, 2012 to $375,332 for the same period in 2013. Operating expenses are $6,834,988 from April 1, 2010 (Development Stage Re-Entry) through June 30, 2013.

The decrease in operating expenses is primarily due to a decrease in executive compensation and a decrease in loss of settlement of accounts payable and the forfeiture of a deposit related to the purchase of a landfill.

Interest expense increased from $54 for the six months ended June 30, 2012 to $186,575 for the same period in 2013. Interest expense increased due to the issuance of convertible notes. Interest expense is $316,815 from April 1, 2010 (Development Stage Re-Entry) through June 30, 2013.

Due to the factors described above, the Company's net loss decreased by $3,495,159 from net loss of $4,057,066 for the three months ended June 30, 2012 to a net loss of $561,907 for the same period in 2013. Net loss is $7,152,697 from April 1, 2010 (Development Stage Re-Entry) through June 30, 2013.

SIX MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2012

Revenues for the six month period ended June 30, 2013 were $0 compared to $12 for the six month period ended June 30, 2012.

Total operating expense for the six month period ended June 30, 2013 decreased by $4,745,563 from $5,289,373 for the six months ended June 30, 2012 to $541,810 for the same period in 2013. The decrease was primarily due to an impairment of intangible assets, a decrease in executive compensation, a decrease in loss of settlement of accounts payable, and the forfeiture of a deposit related to the purchase of a landfill.

Interest expense for the six months ended June 30, 2013 increased from $1,054 for the six months ended June 30, 2012 to $243,562 for the same period in 2013. Interest expense increased due to the issuance of convertible notes.

Due to the factors described above, the Company's net loss decreased by $4,505,043 from net loss of $5,290,415 for the six months ended June 30, 2012 to a net loss of $785,372 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $785,372 for the six month period ended June 30, 2013, used cash flow from operations of $196,280 for the six months ended June 30, 2013, had a working capital deficiency of $1,104,912, an accumulated deficit of $4,513,336 along with an accumulated deficit of $7,152,697 during development stage for the period from April 1, 2010 to June 30, 2013. Cash totaled $6,827 on June 30, 2013 compared to $1,007 as of December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the six months ended June 30, 2013, net cash used by operating activities totaled $196,280, compared to net cash used by operating activities of $68,270 for the comparable six month period in 2012. Net cash provided by investing activities for the six months ended June 30, 2013 totaled $150,000 compared to $0 for the comparable six month period in 2012. Net cash provided by financing activities for the six months ended June 30, 2013 totaled $352,100 compared to $67,965 for the comparable six month period in 2012.

The above cash flow activities yielded a net cash increase of $5,820 during the six months ended June 30, 2013 compared to a decrease of $305 during the comparable prior year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None, for the three month period ending June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares issued by the Company during the six months ended June 30, 2013 updated to reflect the issue of the dividend share/forward split were as follows:

Date of Issue	Stock Issues for three Months ended June 30, 2013	Number of Shares issued	Purpose of Issue	Closing Price on Share Approval Date	Value of Issue
January 22, 2013	Asher Enterprises, Inc	1,153,846	Debt Conversion	$0.013	$15,000.00
February 12, 2013	Asher Enterprises, Inc	1,188,119	Debt Conversion	$0.010	$12,000.00
February 26, 2013	Asher Enterprises, Inc	1,000,000	Debt Conversion	$0.007	$6,800.00
March 12, 2013	Asher Enterprises, Inc	3,108,108	Debt Conversion	$0.004	$11,500.00
March 28, 2013	Asher Enterprises, Inc	3,086,957	Debt Conversion	$0.002	$7,100.00
April 17, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.002	$7,500.00
May 3, 2013	Asher Enterprises, Inc	3,588,235	Debt Conversion	$0.002	$6,100.00
May 9, 2013	JMJ Financial	3,500,000	Debt Conversion	$0.002	$5,775.00
May 17, 2013	JMJ Financial	4,100,000	Debt Conversion	$0.001	$4,510.00
May 30, 2013	Asher Enterprises, Inc	460,526	Debt Conversion	$0.004	$450.00
May 31, 2013	Asher Enterprises, Inc	3,684,211	Debt Conversion	$0.004	$14,000.00
June 7, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.004	$15,000.00
June 14, 2013	Asher Enterprises, Inc	3,708,333	Debt Conversion	$0.004	$13,350.00
June 18, 2013	JMJ Financial	4,900,000	Debt Conversion	$0.001	$5,390.00
June 18, 2013	Asher Enterprises, Inc	1,196,970	Debt Conversion	$0.003	$3,950.00
June 20, 2013	Asher Enterprises, Inc	1,194,444	Debt Conversion	$0.004	$4,300.00
June 20, 2013	Asher Enterprises, Inc	3,696,970	Debt Conversion	$0.003	$12,200.00
June 26, 2013	Asher Enterprises, Inc	4,888,889	Debt Conversion	$0.004	$17,600.00
June 28, 2013	Asher Enterprises, Inc	860,000	Debt Conversion	$0.005	$4,300.00

Item 3. Defaults upon Senior Securities

None, for the three month period ending June 30, 2013.

Item 4. Mine Safety Disclosures

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

Green Energy Renewable Solutions, Inc.

Date: August 19, 2013	By:	/s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

	By:	/s/ Roger Silverthorn, Chief Financial Officer
Roger Silverthorn
Chief Financial Officer

