Form 10-Q/A
period 2013-06-30
GREEN ENERGY RENEWABLE SOLUTIONS, INC.
filed 2013-08-20
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QA

First Amendment

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

Green Energy Renewable Solutions, Inc.

Date: August 20, 2013	By: /s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

By: /s/ Roger Silverthorn, Chief Financial Officer
Roger Silverthorn Chief Financial Officer