Form 10-Q
period 2013-09-30
CIRQUE ENERGY, INC.
filed 2013-11-25
CIK 1343979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number :    000-52438

CIRQUE ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

243 W. Congress, Suite 350
Detroit, Michigan 48226

(Address of principal executive offices)

888-963-2622
(Issuer's telephone number)

F/K/A Green Energy Renewable Solutions, Inc.
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

☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2013:  149,076,766

Part 1 Financial Information

Item 1 Financial Statements

CIRQUE ENERGY, INC.
(F.K.A Green Energy Renewable Solutions)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

Assets:
Current assets:
Cash	$15,931	$1,007
Accounts receivable	166	166
Total current assets	16,097	1,173

Equipment, net	4,895	-
Land	27,752	27,752
Total Assets	$48,744	$28,925

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$318,319	$211,159
Accounts payable - related party	5,129	139,326
Accrued salaries and wages	125,000	-
Due to related party	192,662	201,662
Convertible notes - related party	233,095	70,000
Convertible notes - (net of $223,805 and $78,430 unamortized discount)	362,743	197,822
Total current liabilities	1,236,948	819,969

Total Liabilities	1,236,948	819,969

Stockholders' Deficit
Preferred stock, no par value 4,986,580 shares authorized and no shares issued.	-	-
Class A Preferred stock , $10 par value 13,420 shares authorized and no shares issued.	-	-
Common stock, Par Value $0.001, Authorized 300,000,000 shares;
145,288,887 and 62,636,850 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	145,289	62,637
Additional paid-in capital	10,377,436	9,794,373
Stock payable	381,604	233,607
Accumulated deficit	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(7,578,197)	(6,367,325)
Total Shareholders Deficit	(1,188,204)	(791,044)
Total Liabilities and Shareholders Deficit	$48,744	$28,925

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.
(F.K.A Green Energy Renewable Solutions)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Development Stage
	Three Months Ended September 30,		Nine Months Ended September 30,		(April 1 2010 to
	2013	2012	2013	2012	September 30, 2013)
Sales	$-	$-	$-	$12	$219
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	12	219

Bank service charges	1,307	1,816	2,767	3,044	9,094
New zoo revue	-	-	-	257	17,811
Development projects	-	-	-	-	14,125
Office and miscellaneous expenses	8,966	2,783	16,538	2,991	34,507
Salaries and benefits	131,335	42,500	314,462	3,477,500	4,121,432
Waste project expenses	-	72,796	-	158,154	221,291
Professional fees	86,600	96,515	269,856	260,433	851,256
Investor relations	11,782	3,000	22,483	32,000	56,563
Travel expenses	11,962	1,504	17,656	1,504	36,008
Forfieture of deposit on landfill	-	-	150,000	-	150,000
Loss of settlement of account payable	-	-	-	518,122	518,122
Other financing costs	-	-	-	365,582	365,582
Impairment of intangible assets	-	-	-	690,700	691,149
Total operating expense	251,952	220,914	793,762	5,510,287	7,086,940

Operating loss	(251,952)	(220,914)	(793,762)	(5,510,275)	(7,086,721)

Other Expense
Foreign exchange translation loss	-	-	-	-	(1,113)
Interest expense	(173,548)	(1,573)	(417,110)	(13,087)	(490,363)
Total other expense	(173,548)	(1,573)	(417,110)	(13,087)	(491,476)
Net loss	$(425,500)	$(222,487)	$(1,210,872)	$(5,523,362)	$(7,578,197)

Net loss per common share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.11)
Weighted average common shares outstanding - Basic	128,278,930	62,579,717	88,915,613	48,442,388

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.
(F.K.A Green Energy Renewable Solutions)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Development Stage
			(April 1, 2010) to
	For the nine months ended September 30,		September 30,
	2013	2012	2013
Operating Activities:
Cash flows from operating activities :
Net loss	$(1,210,872)	$(5,523,362)	$(7,578,197)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	407,846	11,088	443,568
Depreciation	258	-	258
Beneficial conversion feature	-	-	5,000
Issuance of common stock for services	10,000	206,419	300,177
Issuance of common stock for compensation	-	3,315,000	3,315,000
Issue of common stock for impaired asset purchase	-	690,700	690,700
Issuance of common stock for finance costs	-	365,582	365,582
Issuance of subsidiary common stock for services prior to acquisition	-	-	50
Forfieture of deposit on landifll	150,000		150,000
Loss on settlement of accounts payable	-	518,122	518,122
Loss on foreign currency translations	-	-	1,113
Loss on foreign currency translations	-	-	-
Changes in operating assets and liabilities:
Accounts receivables	-	-	(166)
Deposits	-	-	(900)
Prepaid expenses	-	(3,021)	-
Accounts payable and accrued liabilities	134,446	64,429	335,790
Accrued salaries and wages	125,000	-	125,000
Accounts payable - related parties	1,799	91,540	322,247
Cash used in operating activities	(381,523)	(263,503)	(1,006,656)

Investing Activities:
Notes receivable	-	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	950
Deposit on purchase of Davison landfill	(150,000)	-	(150,000)
Purchase of Equipment	(5,153)	-	(5,153)
Purchase of land	-	-	(27,752)
Cash used in investing activities	(155,153)	-	(186,955)

Financing Activities:
Stock payable	-	155,000	150,000
Proceeds from assignment of stock purchase agreement	75,000	-	75,000
Advances from related party	11,000	68,121	208,925
Payments on advances from related party	-	(7,160)	(7,160)
Proceeds from convertible notes	315,100	65,000	477,200
Proceeds from convertible notes - related party	150,500	5,000	155,500
Issuance of subsidiary stock for cash	-	-	150,000
Cash provided by financing activities	551,600	285,961	1,209,465

Increase (decrease) in cash	14,924	22,458	15,854

Cash, beginning of period	1,007	316	77
Cash, end of period	$15,931	$22,774	$15,931

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$553,744	$-	$553,744
Shares issued for intangible assets	$-	$690,700	$-
Spin-out of subsidiary	$-	$254,028	$254,208
Shares issued to settle accounts payable	$-	$131,878	$131,878
Deemed distribution to majority shareholder	$-	$-	$150,000
Convertible notes issued to settle accounts payable	$15,900	$-	$15,900
Stock payable issued to settle accounts payable - related party	$135,996	$-	$135,996
Stock payable issued to settle due to related party	$20,000	$-	$20,000
Stock payable issued to settle convertible notes payable - related party	$5,000	$-	$5,000
Convertible note issued to settle convertible notes payable - related party	$65,000	$-	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

Note 1 – Nature of Operations

Cirque Energy, Inc. (the “Company”, ”Cirque”) was incorporated in Florida on July 16, 1998 under the name of Salty’ s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although the Company also sold assorted other goods such as 6watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock of Salty’ s Warehouse, Inc. sold, in a private transaction, all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred and the Company changed its name to E World Interactive, Inc. (“E World”). At that time, E World mainly engaged in selling of online game services and media production business in mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd. (“E World China”) and Mojo Media Works Limited in August 2008, and thereafter ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. (“Blue Atelier”). Blue Atelier acquired 25,000,000 newly authorized and issued common shares of E World Interactive Inc. (“EWRL”) after E World effectuated a forty to one reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of convertible notes to convert the principal amount and accrued but unpaid interest on these notes into an aggregate of 6,872,830 shares of common stock. As a result of this transaction, a change of control in the Company occurred with Blue Atelier owning 75% of the outstanding common stock of the Company.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc. (“Media and Technology”), a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of common stock of the Company. Blue Atelier was the principal shareholder of Media and Technology and was also the largest shareholder of the Company. Following this acquisition, the Company moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology was accounted for in a manner similar to a pooling in accordance with GAAP because the entities were under common control.

On September 17, 2011, the Company entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (at times referred to as “GRES”), the purpose of which was to serve as a basis for an asset purchase agreement (the “Asset Purchase Agreement”) that would provide for the acquisition by the Company of the assets of GRES, which assets included certain contracts for the acceptance, processing and disposal of construction and demolition waste. In connection therewith the Company (i) changed its name to Green Energy Renewable Solutions, Inc. (at times referred to as “GERS”), effective December 12, 2011, and (ii) agreed to complete a 5 for 1 reverse split, spin-out its direct and indirect subsidiary companies E World Corp and Media and Technology and consummate the proposed Asset Purchase Agreement through the issuance of stock for the assets of GRES.

On January 26, 2012, the Company completed the 5 for 1 reverse split and on February 1, 2012, E World Corp and Media and Technology were spun out as separate private companies by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

On February 4, 2012 GRES and the Company executed the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Company purchased all of the assets of GRES for 4,604,667 shares of its common stock of and a further 2,302,333 such shares in deferred consideration.

The Company’s key area of business is focused on the securing of waste streams, including but not limited to; construction, demolition, and municipal solid waste streams and maximizing their values by recycling and waste to energy opportunities.

On August 15, 2013, the Company changed its name to Cirque Energy, Inc.

The Company has its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226.

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

On April 1, 2010, the Company entered into the development stage accumulating a net loss of $(7,578,197) from April 1, 2010 to September 30, 2013.

b)    Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp and on May 24, 2010, the Company acquired 100% of the outstanding stock of Media and Technology. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, the majority shareholder of GERS and the acquisition was accounted for in a manner similar to a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology was transferred to E World Corp, a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 4, 2012 E World Corp was spun-out of the Company.  On May 15, 2013 the Company entered into a contribution agreement with Cirque Energy II, LLC (“Cirque LLC”) whereby the members of Cirque LLC would contribute all of their membership interests therein in exchange for common stock in the Company. The shares of common stock have not been issued to the members of Cirque LLC as of September 30, 2013. Included in Cirque Energy II, LLC’s assets were three subsidiary limited liability companies; The Prototype Company LLC, Gaylord Power Station, LLC, and Midland Renewable Energy Station, LLC. Pursuant to the contribution agreement all membership interests contributed to the Company.  In June of 2013, the Company incorporated Green Harvest Landfill, LLC as a wholly owned subsidiary.  All significant inter-company transactions and balances have been eliminated.

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

e)    Significant Risks and Uncertainties
The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; the Company’s ability to acquire new companies with profitable operations; the Company’s ability to generate revenue and positive cash flow; advances and trends in new technologies and industry standards; competition from competitors; regulatory related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies.

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

m)  Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-11 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company had minor revenue during the periods presented and has an accumulated deficit of $4,514,336  recorded by the Company prior to April 1, 2010 and an accumulated deficit since entry into the development stage (April 1, 2010)  of $(7,578,197). Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined by management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Due to related party	$192,662	$201,662
Accounts and other payable - related party	5,129	139,326
Accrued salaries	125,000	-
Secured note – related party (Blue Atelier Inc.)	233,095	70,000
	$555,886	$410,988

Related party transactions during the period include salary and consultancy fees for the three and nine month periods ending September 30, 2013 and 2012 as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2013	2012	2013	2012
Joe DuRant: CEO, Director	$31,250	$15,000	$93,750	$1,386,000
Gerry Shirren: Former CFO and Former Director	-	12,500	-	705,500
Roger Silverthorn: CFO Director	31,250	-	88,542	-
Frank O Donnell: Executive VP Business Development, Director	26,041	15,000	83,333	1,386,000
Total	$88,541	$42,500	$265,625	$3,477,500

Blue Atelier Inc. Promissory Note May 20, 2013

On May 20, 2013 the Company received funding pursuant to a promissory note in the amount of $150,500.  The promissory note is secured by the break-up fee in the Asset Purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison landfill, and 10,000,000 shares of the Company’s common stock.   The promissory note bears interest at 6% interest, has a loan premium of $75,000 and matures on July 1, 2013.  As of September 30, 2013, $75,000 of discount has been amortized.

The conversion feature related to this note has been accounted for as an original issue discount totalling $75,000. As of September 30, 2013, the convertible note payable totalling $225,500 was recorded including accrued interest of 7,595.

On November 18, 2013 the due date of this note was extended until March 1, 2014. All other material provisions of the promissory note remain the same.

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

Yabucoa Landfill, Puerto Rico: Together with its partner Landfill Solutions Corporation, the Company was planning to remediate and manage the Yabucoa municipal landfill that had been closed since 2011. The remediation plan was designed to bring the landfill up to current operating standards and reopen the landfill for operations while developing recycling and waste conversion facilities. The parties had jointly commenced detailed environmental studies and preparation of development plans for full permitting of the landfill remediation works and the waste diversion program. Management of the Company has decided to step back from the proposed landfill and renewable energy project in Puerto Rico due to lack of funding. The Company had received commitments for funding that were expected to close in 2012 for this project, but due to failure of sources to meet the funding commitments and lack of success in obtaining alternative funding in a timely manner, it would table pursuit of this venture for the time being.

For the nine months ended September 30, 2013 and 2012, the Company's waste project expenses were $0 and $158,154, respectively.

Note 6– Operating Lease Commitments

The Company currently leases office space on a month to month basis at its head office at 243 W. Congress, Suite 350, Detroit, Michigan 48226. The Company purchased real estate at Highland Park, Michigan, 48203.

Note 7 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012
On July 10, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured; bears interest at 8% per annum, and matured on April 12, 2013.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on January 22, 2013, February 12, 2013, and February 26, 2013 as disclosed in Note 8. The conversion price was 58% of the market price, where market price is defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading immediately prior to conversion date" (the “Market Price”).

Asher Enterprises Promissory Note II August 28, 2012
On August 28, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $30,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured; bears interest at 8% per annum, and matured on May 30, 2013. During the period ended September 30, 2013 the Company accrued $1,068 in interest expense.

In accordance with the terms of the note, the holder fully converted the note for shares of common stock on March 12, 2013, March 17, 2013, April 17, 2013, May 3, 2013, and May 30, 2013 as disclosed in Note 8.   The conversion price is 58% of the Market Price.

Asher Enterprises Promissory Note III October 12, 2012
On October 12, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 16, 2013. During the period ended September 30, 2013 the Company accrued $1,100 in interest expense.

In accordance with the terms of the note, the holder fully converted the note for shares of common stock on May 30, 2013, June 7, 2013, and June 13, 2013 as disclosed in Note 8.  The conversion price is 58% of the Market Price, where Market Price defined as "the average of the lowest three of the last ten closing trading prices on the OTCBB or applicable trading market immediately prior to conversion date".

Asher Enterprises Promissory Note IV November 29, 2012
On November 29, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 3, 2013. During the period ended September 30, 2013 the Company accrued $1,100 in interest expense.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on June 17, 2013, June 19, 2013, June 20, 2013, June 25, 2013, and June 28, 2013 as disclosed in Note 8.  The conversion price is 58% of the Market Price.

Asher Enterprises Promissory Note V February 11, 2013
On February 11, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 11, 2013. During the period ended September 30, 2013 the Company accrued $1,650 in interest expense.

In accordance to the terms of the note, the holder fully converted the note for shares of common stock on August 12, 2013, August 20, 2013 and August 26, 2013 as shown in the chart below as disclosed in Note 8.  The conversion price is 58% of the Market Price. The note was recorded net of original issue discount of $21,109. On May 21, 2013, the company was assessed default interest of $13,750. The conversion feature related to this note and the related default interest has been accounted for as an original issue discount totalling $34,859.  As of September 30, 2013, $34,859 of discount has been amortized.

Asher Enterprises Promissory Note VI May 8, 2013
On May 8, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $12,500, which settled $12,000 in account payable and accrued liabilities and paid legal fees of $500. The promissory note is unsecured, bears interest at 8% per annum, and matures on February 8, 2014. During the period ended September 30, 2013 the Company accrued $397 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $9,595. As of September 30, 2013, the convertible note payable totalling $22,095 was recorded net of unamortized debt discount of $4,264.

Asher Enterprises Promissory Note VII June 26, 2013
On June 26, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500, which consisted of $25,000 in cash proceeds and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 26, 2014. During the period ended September 30, 2013 the Company accrued $684 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the Market Price.
The conversion feature related to this note has been accounted for as an original issue discount totalling $24,946. As of September 30, 2013, the convertible note payable totalling $57,446 was recorded net of unamortized debt discount of $16,631.

Asher Enterprises Promissory Note VIII July 10, 2013
On July 10, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500, which consisted of $26,100 in cash proceeds, settled accounts payable and accrued liabilities of $3,900 and a $2,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 10, 2014. During the period ended September 30, 2013 the Company accrued $584 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 58% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $24,946. As of September 30, 2013, the convertible note payable totalling $57,446 was recorded net of unamortized debt discount of $ $16,631.

JMJ Financial Promissory Note I October 31, 2012
On October 31, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $43,337, which consisted of $35,000 in cash proceeds and an $8,337 original issue discount. The promissory note is unsecured, bears interest at 0% per annum and matures on September 30, 2013.

The note may be converted at the option of the holder into Common stock of the Company. In accordance to the terms of the note, the holder partially converted the note for shares of common stock on May 9, 2013, May 16, 2013,     June 14, 2013, July 11, 2013, and July 30, 2013 as disclosed in Note 8. The conversion price is 60% of the market price. The conversion price is adjusted to 55% of market price if the convertible promissory note is not repaid within 90 days.

The conversion feature related to this note has been accounted for as an original issue discount totalling $43,795 and as of September 30, 2013, was fully amortized.

JMJ Financial Promissory Note II January 31, 2013
On January 31, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $30,955, which consisted of $25,000 in cash proceeds and a $5,995 original issue discount. The promissory note is unsecured, bears interest at 0% per annum and matures on January 30, 2014.

The note may be converted at the option of the holder into Common stock of the Company. In accordance to the terms of the note, the holder partially converted the note for shares of common stock August 22, 2013 and September 19, 2013 as disclosed in Note 8. The conversion price is 60% of the market price. The conversion price is adjusted to 55% of market price if the convertible promissory note is not repaid within 90 days.

The conversion feature related to this note has been accounted for as an original issue discount totalling $31,282 and as of September 30, 2013, was fully amortized.

JMJ Financial Promissory Note III May 30, 2013
On May 30, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,146, which consisted of $25,000 in cash proceeds, legal fees of $5,000 and a $7,146 original issue discount. The promissory note is unsecured, bears interest at 0% per annum and matures on May 31, 2014.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 60% of the market price. The conversion price is adjusted to 55% of market price if the convertible promissory note is not repaid within 90 days.

The conversion feature related to this note has been accounted for as an original issue discount totalling $37,539. As of September 30, 2013, the convertible note payable totalling $67,539 was recorded net of unamortized debt discount and accrued interest of $20,855.

JMJ Financial Promissory Note IV August 18, 2013
On August 18, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,146, which consisted of $30,000 in cash proceeds and a $7,146 original issue discount. The promissory note is unsecured, bears interest at 0% per annum and matures on May 31, 2014.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 60% of the market price. The conversion price is adjusted to 55% of market price if the convertible promissory note is not repaid within 90 days.

The conversion feature related to this note has been accounted for as an original issue discount totalling $37,539. As of September 30, 2013, the convertible note payable totalling $67,539 was recorded net of unamortized debt discount and accrued interest of $29,196.

JMJ Financial Promissory Note V September 25, 2013
On September 25, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $30,955, which consisted of $30,000 in cash proceeds and a $7,146 original issue discount. The promissory note is unsecured, bears interest at 0% per annum and matures on May 31, 2014.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 60% of the market price. The conversion price is adjusted to 55% of market price if the convertible promissory note is not repaid within 90 days.

The conversion feature related to this note has been accounted for as an original issue discount totalling $31,282. As of September 30, 2013, the convertible note payable totalling $56,282 was recorded net of unamortized debt discount and accrued interest of $31,282.

LG Capital Funding, LLC Promissory Note I June 4, 2013
On June 4, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $26,500, which consisted of $25,000 in cash proceeds and a $1,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 4, 2014. During the period ended September 30, 2013 the Company accrued $685 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,500. As of September 30, 2013, the convertible note payable totalling $54,590 was recorded net of unamortized debt discount and accrued interest of $15,606.

LG Capital Funding, LLC Promissory Note II July 18, 2013
On June 4, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $26,500, which consisted of $25,000 in cash proceeds and a $1,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 18, 2014. During the period ended September 30, 2013 the Company accrued $430 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,500. As of September 30, 2013, the convertible note payable totalling $54,590 was recorded net of unamortized debt discount and accrued interest of $21,848.

LG Capital Funding, LLC Promissory Note III August 30, 2013
On August 30, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $31,500, which consisted of $30,000 in cash proceeds and a $1,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014. During the period ended September 30, 2013, the Company accrued $214 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $31,500. As of September 30, 2013, the convertible note payable totalling $64,890 was recorded net of unamortized debt discount and accrued interest of $29,680.

LG Capital Funding, LLC Promissory Note IV September 18, 2013
On September 18, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $26,500, which consisted of $25,000 in cash proceeds and a $1,500 discount related to in legal cost associated with the note. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2014. During the period ended September 30, 2013 the Company accrued $70 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $26,500. As of September 30, 2013, the convertible note payable totalling $54,590 was recorded net of unamortized debt discount and accrued interest of $28,090.

LG Capital Funding, LLC Promissory Note V August 5, 2013
On August 5, 2013 the Company received funding pursuant to a convertible promissory note in the amount of $65,000. The cash proceeds of the note were paid directly to settle convertible notes payable – related party. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014. During the period ended September 30, 2013 the Company accrued $727 in interest expense.

The note may be converted at the option of the holder into Common stock of the Company. In accordance to the terms of the note, the holder partially converted the note for shares of common stock on August 22, 2013, and September 17, 2013 as disclosed in Note 8. The conversion price is 50% of the Market Price.

The conversion feature related to this note has been accounted for as an original issue discount totalling $65,000. As of September 30, 2013, the convertible note payable totalling $25,750 was recorded net of unamortized debt discount and accrued interest of $9,722.

Note 8 – Stockholders' Equity

As of September 30, 2013, the Company had 300,000,000 shares of common stock authorized at a par value of $0.001, and 20,000,000 shares of preferred stock authorized with no par value, of which 13,420 shares  have been designated as Class A preferred stock at a par value of $10.  The preference term is five years with conversion rights by the beneficial owner to common shares at any time after six months with a conversion rate of $.0035.  The rate of conversion will be adjusted for any dilutive or anti-dilutive stock split.  Under certain conditions the issuer has rights to demand conversion.  The beneficial holders of the Class A convertible preferred shares will have voting rights equal to 1 vote for each common share that would be received on conversion and have the right to vote on any matter that is brought to a vote of the common stock holders. On May 3, 2013 the stockholders approved changing the authorized shares to 300,000,000 shares.

Other Stock Issuances

On May 25, 2010, the Company issued 4,000,000 of newly authorized and issued common stock for the acquisition of 100% of the outstanding stock of Media and Technology in accordance with the stock purchase agreement with the shareholders. Blue Atelier was at the time of the acquisition the 95% shareholder of Media and Technology.

On July 8, 2010, the Company issued 4,000 of newly authorized and issued common stock for services of $150.

On October 4, 2011, the Company issued 1,200,000 shares of newly authorized and issued common stock for $150,000 cash.

On January 26, 2012, FINRA approved the 5 for 1 reverse stock split of our issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares of common stock outstanding with a corresponding increase in additional paid-in capital. All shares amounts have been retroactively restated to reflect this reverse stock split.

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

On June 27, 2012 the Company announced that its Board of Directors approved a one share for one share stock dividend of the Company’s common stock, regarding this as an effective 2 for 1 forward split. Each shareholder of record at the close of business on June 29, 2012 received one additional share for every outstanding share held on the record date. The Articles were amended to reflect this on July 16, 2012 and this received FINRA approval on July 27, 2012.

All share amounts in the financial statements have been retroactively restated to reflect the share dividends and forward stock splits.

Stock issued during the nine months ended September 30, 2013 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for nine Months ended September 30, 2013	Number of Shares issued	Purpose of Issue	Closing Price on Share Approval Date	Value of Issue
January 22, 2013	Asher Enterprises, Inc	1,153,846	Debt Conversion	$0.013	$15,000.00
February 12, 2013	Asher Enterprises, Inc	1,188,119	Debt Conversion	$0.010	$12,000.00
February 26, 2013	Asher Enterprises, Inc	1,000,000	Debt Conversion	$0.007	$6,800.00
March 12, 2013	Asher Enterprises, Inc	3,108,108	Debt Conversion	$0.004	$11,500.00
March 28, 2013	Asher Enterprises, Inc	3,086,957	Debt Conversion	$0.002	$7,100.00
April 17, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.002	$7,500.00
May 3, 2013	Asher Enterprises, Inc	3,588,235	Debt Conversion	$0.002	$6,100.00
May 9, 2013	JMJ Financial	3,500,000	Debt Conversion	$0.002	$5,775.00
May 17, 2013	JMJ Financial	4,100,000	Debt Conversion	$0.001	$4,510.00
May 30, 2013	Asher Enterprises, Inc	460,526	Debt Conversion	$0.004	$450.00
May 31, 2013	Asher Enterprises, Inc	3,684,211	Debt Conversion	$0.004	$14,000.00
June 7, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.004	$15,000.00
June 14, 2013	Asher Enterprises, Inc	3,708,333	Debt Conversion	$0.004	$13,350.00
June 18, 2013	JMJ Financial	4,900,000	Debt Conversion	$0.001	$5,390.00
June 18, 2013	Asher Enterprises, Inc	1,196,970	Debt Conversion	$0.003	$3,950.00
June 20, 2013	Asher Enterprises, Inc	1,194,444	Debt Conversion	$0.004	$4,300.00
June 20, 2013	Asher Enterprises, Inc	3,696,970	Debt Conversion	$0.003	$12,200.00
June 26, 2013	Asher Enterprises, Inc	4,888,889	Debt Conversion	$0.004	$17,600.00
June 28, 2013	Asher Enterprises, Inc	860,000	Debt Conversion	$0.005	$4,300.00
July 12, 2013	JMJ Financial	5,700,000	Debt Conversion	$0.003	$15,675.00
August 1, 2013	JMJ Financial	3,069,721	Debt Conversion	$0.004	$11,987.00
August 12, 2013	Asher Enterprises, Inc	1,500,000	Debt Conversion	$0.010	$15,000.00
August 20, 2013	Asher Enterprises, Inc	2,027,027	Debt Conversion	$0.007	$15,000.00
August 22, 2013	LG Capital Funding LLC	5,000,000	Debt Conversion	$0.006	$27,500.00
August 27, 2013	Asher Enterprises, Inc	1,816,176	Debt Conversion	$0.007	$12,350.00
August 30, 2013	JMJ Financial	3,000,000	Debt Conversion	$0.004	$13,365.00
September 20, 2013	LG Capital Funding LLC	4,132,231	Debt Conversion	$0.006	$25,000.00
September 27, 2013	JMJ Financial	3,948,416	Debt Conversion	$0.004	$17,590.00

As of September 30, 2013 and December 31, 2012, the Company had 145,288,887 and 62,636,850 shares of common stock outstanding, respectively.

Stock Payable

On June 27, 2012, the Company entered into a stock purchase agreement with Diamond Transport Ltd. under which the Company would issue 1,000,000 shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 05, 2012. The advance payment of $100,000 was received on July 20, 2012 and $50,000 was received on August 20, 2012. Per the agreement the closing date of the transaction will be upon receipt of the outstanding balance of $350,000. As of September 30, 2013 and December 31, 2012, The Company has not issued any shares, and as such the Company has recorded $150,000 as stock payable.

On January 22, 2013, the Company entered into an assignment agreement with E World Corp, a commonly controlled entity, where E World Corp agreed to purchase the outstanding balance due from Diamond Transport Ltd. per the subscription agreement of $350,000 for $75,000 payable in three monthly cash installments of $25,000, with the last payment due on March 22, 2013. As of September 30, 2013, the Company has received a total of $86,000 cash from E World Corp. (the $11,000 overpayment is included in due to related parties at September 30, 2013). The Company has recorded the $75,000 amount as additional paid-in capital as of September 30, 2013, due to the related party relationship.

On August 14, 2012, the Company entered into 6 month professional services agreement, where the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of September 30, 2013, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, where the Company pays the consultant 250,000 share of common stock. As of September 30, 2013, the Company is liable for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, where the Company agreed to pay the consultant $50,000 worth of the Company's common stock. As of September 30, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement where the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus.   As of September 30, 2013, no shares have been issued and the entire liability has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issuance of 5,714,286 shares of common stock to eWorld Corp and 1,994,714 shares of common stock to Blue Atelier for conversion of debt.  In addition, the Company agreed to issue 6,880 Class A Preferred Shares at $10 par value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 par value to Joseph L. DuRant for the conversion of debt. As of September 30, 2013, no shares have been issued and the amount due has been recorded as stock payable in the amount of $137,997.

Note 9 - Subsequent Events

On May 16, 2013, the Company announced the acquisition of Cirque Energy II, LLC.  The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share. As of the date of this Quarterly Report, the acquisition has not closed because the Company does not have enough authorized shares of common stock.

On October 31, 2013, pursuant to the LG Capital Funding LLC Promissory Note V August 5, 2013 (as described in Note 7) $12,500 in principal was converted to 3,787,879 shares of common stock.

On November 7, 2013, Matthew Morris entered into an assignment agreement for $124,000 in cash with Asher Enterprises, Inc. for the purpose of assuming the right, title, and interest in and to three (3) 8% Convertible Promissory Notes (Asher Enterprise Promissory Note VI May 8, 2013, Asher Enterprise Promissory Note VII June 11, 2013, Asher Enterprise Promissory Note VIII July 3, 2013). Matthew Morris released the Company from holding 88,361,191 shares of common stock of the Company in reserve for these three (3) 8% Convertible Promissory Notes.

On November 14, 2013 Cirque Energy, Inc. and Northrop Grumman Systems Corporation entered into a Joint Development Agreement to continue the technology development of a Deployable Gasification Unit (DGU) and towards this end, to develop a DGU prototype for testing and demonstration.  In consideration for Cirque Energy, Inc. to fund and develop a test unit, Northrop Grumman wishes to permit its intellectual Property to be used by Cirque Energy; and provided a prototype is a success and the device is  deemed viable, a division of responsibilities, obligations and customer sales privileges will be outlined in a mutually drafted and agreed to Business and Marketing Plan that will further define the intent of this Joint development agreement.

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

INTRODUCTION AND COMPANY UPDATE

INTRODUCTION

Cirque Energy, Inc. (F/K/A Green Energy Renewable Solutions, Inc.), referred to herein as the Company (OTC QB: EWRL), a Florida corporation, is a publicly traded company. Its headquarters are located at 243 W. Congress, Suite 350, Detroit, Michigan 48226.

On September 17, 2011, the Company entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (at times referred to as “GRES”), the purpose of which was to serve as a basis for an asset purchase agreement (the “Asset Purchase Agreement”) that would provide for the acquisition by the Company of the assets of GRES, which assets included certain contracts for the acceptance, processing and disposal of construction and demolition waste. In connection therewith the Company (i) changed its name to Green Energy Renewable Solutions, Inc. (at times referred to as “GERS”), effective December 12, 2011, and (ii) agreed to complete a 5 for 1 reverse split, spin-out its direct and indirect subsidiary companies E World Corp and Media and Technology and consummate the proposed Asset Purchase Agreement through the issuance of stock for the assets of GRES.

On January 26, 2012, the Company completed the 5 for 1 reverse split and on February 1, 2012, E World Corp and Media and Technology were spun out as separate private companies by way of share dividend with one E World Corp share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

On February 4, 2012 GRES and the Company executed the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Company purchased all of the assets of GRES for 4,604,667 shares of its common stock of and a further 2,302,333 such shares in deferred consideration.

The Company’s key area of business is focused on the securing of waste streams, including but not limited to; construction, demolition, and municipal solid waste streams and maximizing their values by recycling and waste to energy opportunities.

On August 15, 2013, the Company changed its name to Cirque Energy, Inc.

The Company’s key area of business is focused on the development of waste conversion and waste to energy opportunities including landfill diversion, waste recycling and energy recovery from construction and demolition waste and municipal solid waste. The Company is currently in development on such opportunities in Michigan.

PLAN OF OPERATION
Company Purpose and Overview

The Company is a sustainable energy development company focused on distributed generation projects and waste stream optimization.

Our projects serve manufacturing, government, and other institutional clients. The Company operates with long-term supply agreements to process waste materials into valuable recyclables and reduce waste volume going into landfills by up to 85%. The Company (at times referred to as “Cirque”) has developed a strategic plan to create sustainable, renewable energy with waste-to-energy power plants and the production of waste derived fuels. We primarily utilize a unique co-development business model to collaborate with clients to develop solutions to their long-term energy needs.

Cirque strives to be the acknowledged industry leader in the development of sustainable energy projects.  Cirque is an integrator of renewable and clean energy processes specializing in the development, verification, and implementation of technologies dedicated to conserving our natural resources and minimizing the negative impact on the environment.  In line with the company’s vision statement, we will achieve our goals by challenging the mind-sets and principles of the traditional thought processes relating to waste, waste management, and creating energy from clean or alternative fuels.  Management anticipates that our environmentally sustainable projects will deliver positive results now and for the foreseeable future.

Acquisition and Key Personnel

The Company is acquiring Cirque LLC and has changed its name to Cirque Energy, Inc. Management expects that this acquisition will provide the new entity with several benefits:

•	Strengthen Management Team to Execute Business Plan, includes plant operations, project development, construction, start-up, commissioning, fuel procurement and transportation.
•	Skill sets of the new team Mitigate Execution Risk.
•	New and Expanded Pipeline of projects and programs in various stages of development.
•	Expanded Client Relationships, large industrial clients, universities, hospitals, and utilities resulting in more opportunities.
•	Expanded network of project Finance Relationships and Contacts.
•	Our team has vast experience in development, design, financing, construction, and operations, which positions us to successfully take a potential energy project from a vision to completion.

o	Joe DuRant, President and CEO - 30 years development and client interface
o	Roger Silverthorn, CPA, Chief Financial Officer - 30 years energy development, plant operations, and finance
o	Richard Fosgitt, PE, Chief Technology Officer - 20 years engineering and technology
o	Thomas Cote’, Chief Operating Officer - 25 years development and construction
o	Mike Dempsey, Managing Director with Pebble Creek Partners LLC, a strategic consulting firm
o	Dan Garman, Director and Marketing Advisor, Crossroads Consulting, Inc.

Cirque is in the process of securing ownership of the former Richfield Landfill in Genesee County, Michigan.  Once the transaction is complete, the landfill will become Green Harvest Landfill, LLC (a wholly owned subsidiary of Cirque).

This landfill is the first acquisition in the Cirque strategy to secure long-term control of waste streams, either through landfill acquisitions or operating contracts.  Once secured, the Cirque plan is to implement strategies to maximize beneficial reuse of materials in the waste stream:

•	Maintain/grow landfill tipping fee revenues and waste supplies
•	Introduce waste conversion strategies to maximize revenue from waste streams
•	Recycle waste to capture high value recycle commodities for resale such as all recyclable metals, wood, paper/cardboard and plastics.
•	Implement waste to energy (WTE) strategies for waste stream remaining after recycling based on location and market opportunities, including:

•	Anaerobic digestion for methane (natural gas) production
•	Gasification for electric generation
•	Solid waste to liquid fuels (diesel or sweet crude)

All of these strategies result in a net reduction in landfill operational costs while extending the life of landfill.  In addition, new revenue streams will be created from recycling and WTE operations.

Business Concept Summary: Control a Waste Stream; Maximize its Value, Repeat

Recycling and Transfer Station – Detroit Market

Similar to the concept of the Green Harvest Landfill (above) Cirque is in the process of developing a Recycling and Transfer Station in the City of Detroit, Michigan market area.  There exists a large opportunity to provide a location for independent waste haulers and construction and demolition (C&D) haulers to dispose of material in Detroit.  By having a location in the City of Detroit, these haulers will have significant avoided costs by reduced trucking times to landfills located well beyond the City of Detroit and Wayne County, in many cases in northern Oakland, northern Macomb, or Washtenaw Counties.  Also, we believe tipping fees at a Detroit Facility will be equal to or lower than those at the remote landfills.

The Cirque Detroit recycling and transfer station will first utilize a materials recovery facility (MRF).  This MRF will process both MSW and C&D and will recover high value recyclable commodities for resale such as all recyclable metals, wood, paper/cardboard and plastics.  The remaining volume can be processed using either anaerobic digestion to produce methane (pipeline natural gas) or used for fuel for a gasification power facility.

The final remaining volume of unusable materials (in-organics, dirt, and other deleterious materials) will be transferred in high volume trucks to either the Green Harvest Landfill or other suitable disposal sites.

Cirque – Performance Contracting

Cirque is keenly aware of the impact of current U.S. shale gas developments on natural gas markets and gas consumers.  Because of the low prices of natural gas, ($3.00-4.00 Henry Hub, 2013) and high electric utility prices, the opportunities for onsite combined heat and power projects (CHP) have never been greater.  Cirque sees countless opportunities at facilities in the municipal, university, schools and hospital market (MUSH market) and industry that burn natural gas.  Typically, these facilities have natural gas boilers for heat and process.  By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers these facilities can see dramatic energy cost savings.

Cirque plans to pursue projects as an Energy Services Company (ESCO) to design, build, own, operate, and finance CHP projects in the MUSH and industrial markets.  Under this model, Cirque will provide an initial energy audit or feasibility study for the customer, to demonstrate the economic savings that can be realized by installing a CHP system.  Further, using our strategic partners (Hannon Armstrong and Veolia Energy), Cirque can offer these customers an Energy Savings Performance Contract (ESPC), whereby Cirque will capitalize the project for the Customer, with payments from the Customer coming from their current utility bill budget.  Therefore, the Customer can realize the energy savings without having to incur the expense of the project.  Typically the ESPC with the Customer is expected to be over a term of 10-20 years.

Cirque – Small scale CHP Gasifier

In 2012, Cirque jointly developed with major defense contractor a conceptual Deployable Gasification Unit (DGU) for U.S. military and Federal government use.  Our agreement with the defense contractor allows Cirque the rights to utilize this system in all private business, commercial, and industrial sectors outside of the Federal government.

The concept of the DGU is to take waste materials of up to 10 tons per day and use the material as fuel in a small gasifier to provide up to 1.0 MW of electricity and thermal heat.  The DGU, as planned is small in size, taking up the space of approximately 2-3 standard 20’ shipping containers.  Power generation is accomplished by gasifying the waste (garbage) to generate a combustible syngas that is co-fired in a standard diesel or natural gas internal combustion engine.  The engine runs constantly on the syngas, but the primary fuel can be utilized when no waste fuels are available.

In the commercial areas, Cirque envisions using the system for customers who are generating a waste material and have a constant electric demand.  This could be industrial customers, wastewater treatment plants, big box stores, distribution centers, universities, schools, and large hospitals.  These facilities can see substantial cost savings by avoiding paying for waste disposal, as well as by offset utility costs.  Cirque plans on delivering these systems to customers using the ESCO business model.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 AND APRIL 1, 2010 (DEVELOPMENT STAGE RE-ENTRY) THROUGH SEPTEMBER 30, 2013

Revenues for the three month period ended September 30, 2013 were $0 compared to $0 for the three month period ended September 30, 2012 and $219 from April 1, 2010 (Development Stage Re-Entry) through September 30, 2013.

Total operating expense for the three month period ended September 30, 2013 increased by $31,038 from $220,914 for the three months ended September 30, 2012 to $251,952 for the same period in 2013. Operating expenses are $7,086,682 from April 1, 2010 (Development Stage Re-Entry) through September 30, 2013.

The increase in operating expenses is primarily due to an increase in salaries and benefits of $88,835 and which was offset by a decrease in waste project expenses of $72,796.  Salaries and benefits increased due to the Company having four full time positions compared to one and one-half full time positions in the prior period. Waste Project expenses decreased due to the Company ceasing the Highland Park Waste Project. Investor relations increased by $8,782 during the three months due to an increase in press releases and other investor related activity. Travel expenses increased by $10,458 during the three months due to more travel by Company executives for meetings to raise new capital.

Interest expense increased from $1,573 for the nine months ended September 30, 2012 to $173,550 for the same period in 2013. Interest expense increased due to the issuance of convertible notes. Interest expense is $490,365 from April 1, 2010 (Development Stage Re-Entry) through September 30, 2013.

Due to the factors described above, the Company's net loss increase by $203,013 from net loss of $222,487 the three months ended September 30, 2012 to a net loss of $425,500 for the same period in 2013. Net loss is $7,578,199 from April 1, 2010 (Development Stage Re-Entry) through September 30, 2013.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

Revenues for the nine month period ended September 30, 2013 were $0 compared to $12 for the nine month period ended September 30, 2012.

Total operating expense for the nine month period ended September 30, 2013 decreased by $4,716,513 from $5,510,275 for the nine months ended September 30, 2012 to $793,762 for the same period in 2013. The decrease was primarily due to an impairment of intangible assets, a decrease in executive compensation, a decrease in loss of settlement of accounts payable, and the forfeiture of a deposit related to the purchase of a landfill.

Interest expense for the nine months ended September 30, 2013 increased from $13,087 for the nine months ended September 30, 2012 to $417,112 for the same period in 2013. Interest expense increased due to the issuance of convertible notes.

Due to the factors described above, the Company's net loss decreased by $4,716,613 from net loss of $5,523,362 for the nine months ended September 30, 2012 to a net loss of $1,210,872 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated interim financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,120,872 for the nine month period ended September 30, 2013, used cash flow used in operations of $381,523 for the nine months ended September 30, 2013, had a working capital deficiency of $1,220,851, an accumulated deficit of $4,514,336 along with an accumulated deficit of $7,578,197 during development stage for the period from April 1, 2010 to September 30, 2013. Cash totaled $15,931 on September 30, 2013 compared to $1,007 as of December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2013, net cash used by operating activities totaled $381,523, compared to net cash used by operating activities of $263,503 for the comparable nine month period in 2012. Net cash used by investing activities for the nine months ended September 30, 2013 totaled $155,153 compared to $0 for the comparable nine month period in 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $551,600 compared to $285,961 for the comparable nine month period in 2012.

The above cash flow activities yielded a net cash increase of $14,924 during the nine months ended September 30, 2013 compared to an increase of $22,458 during the comparable prior period.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares issued by the Company during the nine months ended September 30, 2013 are as follows:

Date of Issue	Stock Issues for nine Months ended September 30, 2013	Number of Shares issued	Purpose of Issue	Closing Price on Share Approval Date	Value of Issue
January 22, 2013	Asher Enterprises, Inc	1,153,846	Debt Conversion	$0.013	$15,000.00
February 12, 2013	Asher Enterprises, Inc	1,188,119	Debt Conversion	$0.010	$12,000.00
February 26, 2013	Asher Enterprises, Inc	1,000,000	Debt Conversion	$0.007	$6,800.00
March 12, 2013	Asher Enterprises, Inc	3,108,108	Debt Conversion	$0.004	$11,500.00
March 28, 2013	Asher Enterprises, Inc	3,086,957	Debt Conversion	$0.002	$7,100.00
April 17, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.002	$7,500.00
May 3, 2013	Asher Enterprises, Inc	3,588,235	Debt Conversion	$0.002	$6,100.00
May 9, 2013	JMJ Financial	3,500,000	Debt Conversion	$0.002	$5,775.00
May 17, 2013	JMJ Financial	4,100,000	Debt Conversion	$0.001	$4,510.00
May 30, 2013	Asher Enterprises, Inc	460,526	Debt Conversion	$0.004	$450.00
May 31, 2013	Asher Enterprises, Inc	3,684,211	Debt Conversion	$0.004	$14,000.00
June 7, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.004	$15,000.00
June 14, 2013	Asher Enterprises, Inc	3,708,333	Debt Conversion	$0.004	$13,350.00
June 18, 2013	JMJ Financial	4,900,000	Debt Conversion	$0.001	$5,390.00
June 18, 2013	Asher Enterprises, Inc	1,196,970	Debt Conversion	$0.003	$3,950.00
June 20, 2013	Asher Enterprises, Inc	1,194,444	Debt Conversion	$0.004	$4,300.00
June 20, 2013	Asher Enterprises, Inc	3,696,970	Debt Conversion	$0.003	$12,200.00
June 26, 2013	Asher Enterprises, Inc	4,888,889	Debt Conversion	$0.004	$17,600.00
June 28, 2013	Asher Enterprises, Inc	860,000	Debt Conversion	$0.005	$4,300.00
July 12, 2013	JMJ Financial	5,700,000	Debt Conversion	$0.003	$15,675.00
August 1, 2013	JMJ Financial	3,069,721	Debt Conversion	$0.004	$11,987.00
August 12, 2013	Asher Enterprises, Inc	1,500,000	Debt Conversion	$0.010	$15,000.00
August 20, 2013	Asher Enterprises, Inc	2,027,027	Debt Conversion	$0.007	$15,000.00
August 22, 2013	LG Capital Funding LLC	5,000,000	Debt Conversion	$0.006	$27,500.00
August 27, 2013	Asher Enterprises, Inc	1,816,176	Debt Conversion	$0.007	$12,350.00
August 30, 2013	JMJ Financial	3,000,000	Debt Conversion	$0.004	$13,365.00
September 20, 2013	LG Capital Funding LLC	4,132,231	Debt Conversion	$0.006	$25,000.00
September 27, 2013	JMJ Financial	3,948,416	Debt Conversion	$0.004	$17,590.00

Item 3. Defaults upon Senior Securities

None.

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

Cirque Energy, Inc.

Date: November 22, 2013	By:	/s/ Joe DuRant, Chief Executive Officer
Joe DuRant
Chief Executive Officer

Date: November 22, 2013	By:	/s/ Roger Silverthorn, Chief Financial Officer
Roger Silverthorn
Chief Financial Officer

