Form 10-K
period 2013-12-31
CIRQUE ENERGY, INC.
filed 2015-01-12
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No.000-52438

Cirque Energy, Inc. (F/K/A Green Energy Renewable Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Penobscot Building, 645 Griswold, Suite 3274, Detroit, MI 48226

(Address of Principal Executive Offices)

888-963-2622

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2013, based upon the $0.013 per share closing price of such stock on that date, was approximately $964,000.

There were 192,532,405 shares of common stock outstanding as of January 12, 2015.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS

Background

Cirque Energy, Inc. (“Cirque,” the “Company,” “we,” “us” or “our company”) was originally incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of our common stock sold all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in its name to E World Interactive, Inc. (“E World”). At that time, E World mainly engaged in sales of online game services and media production business in mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a dormant shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly issued common stock of E World after it had executed a forty-to-one reverse split of its issued and outstanding common stock and also entered into a series of agreements with various holders of convertible notes to convert its notes payable plus accumulated interest to E World common stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in E World occurred with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World common stock. Blue Atelier Inc., the principal shareholder of Media and Technology, is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology was accounted for in a manner similar to a pooling of interests in accordance with accounting principles generally accepted in the United States because the entities were under common control.

On September 17, 2011 E World entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”), the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste. On January 26, 2012 Green Energy Renewable Solutions, Inc. (“GERS”) completed a 5-for-1 reverse split and on February 4, 2012 E World, including its subsidiary company, Media and Technology Solutions, Inc., was spun out as a separate private company by way of share dividend with one E World share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012. On February 4, 2012 GRES executed the asset purchase agreement (the “Purchase Agreement”) with GERS. Under the terms of the Purchase Agreement, GERS acquired all of the assets of GRES for 6,209,334 shares of its common stock and a further 4,604,666 common shares of deferred consideration.

GERS’s is focused on the acquisition of waste streams and maximizing their value utilizing recycling, renewable energy production, and environmentally responsible disposal strategies. On June 27, 2012, the Company approved a 1-for-1 stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

On May 15, 2013 the Company entered into a contribution agreement with Cirque Energy II, LLC (“Cirque LLC”) whereby Cirque LLC would contribute all of its assets in exchange for common stock in the Company. Included in Cirque LLC’s assets were three subsidiary limited liability companies; The Prototype Company LLC, Gaylord Power Station, LLC, and Midland Renewable Energy Station, LLC. This contribution agreement has not yet been consummated.

In July 2013, Green Energy Renewable Solutions, Inc. changed its name to Cirque Energy, Inc. FINRA approval of the name change and change in the Company’s trading symbol are pending.

General

Cirque’s core business components include proprietary deployable gasification unit (“DGU”) technology and the delivery of clean energy generation solutions as an energy services company (“ESCO”).

DGU Business

•	Under a contract with the Northrop Grumman Corporation, Cirque Energy investigated, obtained research and technical data on the ability to produce a mobile, deployable gasification unit capable of producing field electricity for use by the U.S. Military and other government users.
•	The goal of this engagement was to determine the potential ability to develop, engineer and fabricate a DGU or system capable of converting the currently available byproducts or wastes generated by the U.S. Military in a typical forward operating base (FOB) into electricity. Specifically, waste volumes of between one and ten tons per day.
•	Goal is to make systems simple to operate, highly transportable, reliable, and have minimal special training and maintenance requirements.
•	Northrop Grumman and Cirque Energy are committed to continue technology development for the DGU towards commercialization.
•	Northrop Grumman in partnership with Cirque Energy is producing the first working DGU prototypes for testing and demonstration for military, government, and commercial customers.
•	We anticipate the deployment or the DGU prototypes.
•	Under the agreement, Cirque Energy will lead development, manufacturing, and testing of the initial demonstration DGU’s, with input from Northrop Grumman.
•	Upon successful demonstration, Northrop Grumman will manufacture DGU’s for exclusive sale by Northrop Grumman and Cirque Energy.

Clean Energy Generation Solutions as Energy Services Company (“ESCO”)

Delivery of clean energy Combined Heat and Power (“CHP”) projects, to industrial, commercial, and municipalities, universities, schools, hospitals (“MUSH”) market customers as well as local, state, and federal governments.

•	Projects to be developed and owned by Cirque Energy.
•	Energy sold to Customer using various structures which required little or no capital outlay by Customer:
•	ESPC – Energy savings performance contract; customer pays Cirque money which otherwise would have gone to utility company in exchange for guaranteed savings.
•	PPA – traditional power purchase agreement.
•	Services contract – energy purchased as a service, thereby allowing customer to treat project as “off-credit.”
•	Lease – Cirque to design, build, finance and lease system to customer.

The Company anticipates acquiring Cirque LLC. Management expects that this acquisition will provide the new entity with several benefits:

•	Strengthen management team to execute our business plan, includes plant operations, project development, construction, start-up, commissioning, fuel procurement and transportation.
•	Skill sets of the new team mitigate execution risk.
•	New and expanded pipeline of projects and programs in various stages of development.
•	Expanded client relationships, large industrial clients, universities, hospitals, and utilities resulting in more opportunities.
•	Expanded network of project finance relationships and contacts.
•	Our team has vast experience in development, design, financing, construction, and operations, which positions us to successfully take a potential energy project from a vision to completion.

Energy Services and Performance Contracting

Cirque is keenly aware of the impact of current U.S. shale gas developments on natural gas markets and gas consumers. Because of the relative low prices of natural gas, ($3.00-4.00 Henry Hub, 2013) and high electric utility prices, the opportunities for onsite combined heat and power projects (“CHP”) have never been greater. Cirque sees many opportunities at facilities in the municipal, university, schools and hospital market (also known as the MUSH market) and industry that burn natural gas. Typically, these facilities have natural gas boilers for heat and process. By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers these facilities can see dramatic energy cost savings.

Cirque plans to pursue projects as an Energy Services Company (“ESCO”) to design, build, own, operate, and finance CHP projects in the MUSH and industrial markets. Under this model, Cirque intends to provide an initial energy audit or feasibility study for the customer, to demonstrate the economic savings that can be realized by installing a CHP system. Further, using our strategic partners (Hannon Armstrong and Veolia Energy), Cirque can offer these customers an Energy Savings Performance Contract (“ESPC”), whereby Cirque will capitalize the project for the customer, with payments from the customer coming from their current utility bill budget. Therefore, the customer can realize the energy savings without having to incur the expense of the project. Typically the ESPC with the customer is expected to be over a term of 10-20 years.

Energy Technology Development - Small scale CHP Gasifier

Northrop Grumman retained us in 2012 to research the potential to develop a viable Deployable Gasification Unit (“DGU”) for the U.S. military. The objective of the unit design was to provide a cost effective, reliable and simple to operate system that would utilize garbage and other wastes generated by the military at its forward operating bases to generate energy. The system would further be capable of operating in the 100kW to 500kW output range utilizing existing inventory of diesel generators, while using a diverse range of waste fuels comparable to those generated in the field.

Further, the Company has determined that the potential for commercial deployment of the system in the private sector expands the system applications far beyond the original government/military market assumptions. The resulting conclusion that the concept design capabilities and market applications met and exceeded the established project parameters led to the Cirque Energy/Northrop Grumman partnership.

The concept of the DGU is to take waste materials of up to 10 tons per day and use the material as fuel in a small gasifier to provide up to 1.0 MW of electricity and thermal heat. The DGU as planned is small in size, taking up the space of approximately 2-3 standard 20’ shipping containers. Power generation is accomplished by gasifying the waste (garbage) to generate a combustible syngas that is co-fired in a standard diesel or natural gas internal combustion engine. The engine runs constantly on the syngas, but the primary fuel can be utilized when no waste fuels are available.

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

Northrop Grumman has exclusive marketing rights to the US military and government. Northrop Grumman is one of the leading contract suppliers for military and government. Their reputation and access insures rapid access and the highest probability of success for sales within this market sector.

Cirque will maintain patents rights on certain key components of the DGU systems and will be responsible for the manufacturing and supply of those components to Northrop Grumman for inclusion in the complete DGU system, both for military and commercial units. The development of the two prototypes (one military unit and one commercial unit) is underway with completion of testing to be completed in the 4th quarter 2014 and sales of both types to begin at that time.

Waste to Energy Opportunities

Our management has extensive experience in the waste to energy market. The Company maintains ongoing development opportunities for several projects in this business sector. These projects can take several years to develop; however, the long-term operational results from these projects are expected to be beneficial to the revenue and profits of the Company for many years. Management continues to look for acquisition candidates in this sector that will provide similar benefits with a shorter delivery term than green field development.

Cirque has its headquarters office at Penobscot Building, 645 Griswold Street, Suite 3274, Detroit, MI 48226.

Cirque has never declared bankruptcy and has never been in receivership. Our common stock is quoted on the OTC Pink under the symbol EWRL.PK.

The Company has a December 31 fiscal year end.

Employees

The company has four employees. At January 12, 2015, the Company’s executive team performs as employees of Cirque. Mr. Joe DuRant functions as Company President and Chief Executive Officer, Mr. David Morgan functions as the Chief Financial Officer, Mr. Roger Silverthorn functions as the Executive Vice President of Business Development, and Mr. Richard Fosgitt functions as Executive Vice President of Technology and Engineering.

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Cirque has a parcel of real estate at Lincoln Ave. Highland Park, MI and had previously entered into a letter of intent to purchase a further parcel of real estate at Oakman Blvd. The Company is now exploring alternative locations to the Highland Park location which is now deemed unsuitable for environmental reasons. The property was sold on June 4, 2014.

The Company’s offices are located at the Penobscot Building, 645 Griswold Street, Suite 3274, Detroit, MI 48226 comprised of facilities for administrative offices.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2013. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2013, there were approximately 75 shareholders of record and an undetermined number of holders in street name. The Company’s common stock is traded on the OTC Pink, trading symbol “EWRL.”

Cirque Energy, Inc. common stock is quoted on the OTC Pink Board under the symbol “EWRL.PK”. The first available quotations on the OTC markets appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Period ended	High	Low

March 31, 2012	$0.0750	$0.0500
June 30, 2012	0.3875	0.0130
September 30, 2012	0.3600	0.0960
December 31, 2012	0.1350	0.0253

Period ended	High	Low
March 31, 2013	0.0300	0.0038
June 30, 2013	0.0190	0.0021
September 30, 2013	0.0250	0.0111
December 31, 2013	0.0436	0.0066

Holders

Total shares outstanding as of January 5, 2015 were 192,532,405. As of January 12, 2015, there were 76 shareholders of record.

Dividend Policy

Cirque has never paid a cash dividend on its common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on common stock will be at the sole discretion of the Board of Directors and will depend upon our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of the accompanying notes to the consolidated financial statements describe the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

☐	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

☐	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Plan of Operations

Cirque’s core business components include proprietary deployable gasification unit (“DGU”) technology and the delivery of clean energy generation solutions as an energy services company (“ESCO”).

DGU Business

•	Under a contract with the Northrop Grumman Corporation, Cirque Energy investigated, obtained research and technical data on the ability to produce a mobile, deployable gasification unit capable of producing field electricity for use by the U.S. Military and other government users.
•	The goal of this engagement was to determine the potential ability to develop, engineer and fabricate a DGU or system capable of converting the currently available byproducts or wastes generated by the U.S. Military in a typical forward operating base (FOB) into electricity. Specifically, waste volumes of between one and ten tons per day.
•	Goal is to make systems simple to operate, highly transportable, reliable, and have minimal special training and maintenance requirements.
•	Northrop Grumman and Cirque Energy are committed to continue technology development for the DGU towards commercialization.
•	Northrop Grumman in partnership with Cirque Energy is producing the first working DGU prototypes for testing and demonstration for military, government, and commercial customers.
•	We anticipate the deployment of the DGU prototypes.
•	Under the agreement, Cirque Energy will lead development, manufacturing, and testing of the initial demonstration DGU’s, with input from Northrop Grumman.
•	Upon successful demonstration, Northrop Grumman will manufacture DGU’s for exclusive sale by Northrop Grumman and Cirque Energy.

Clean Energy Generation Solutions as an Energy Services Company (“ESCO”)

Delivery of clean energy Combined Heat and Power (“CHP”) projects, to industrial, commercial, and municipalities, universities, schools, hospitals (“MUSH”) market customers as well as local, state, and federal governments.

•	Projects to be developed and owned by Cirque Energy.
•	Energy sold to Customer using various structures which required little or no capital outlay by Customer:
•	ESPC – Energy savings performance contract; customer pays Cirque money which otherwise would have gone to utility company in exchange for guaranteed savings.
•	PPA – traditional power purchase agreement.
•	Services contract – energy purchased as a service, thereby allowing customer to treat project as “off-credit.”
•	Lease – Cirque to design, build, finance and lease system to customer.

The Company anticipates acquiring Cirque LLC. Management expects that this acquisition will provide the new entity with several benefits:

•	Strengthen management team to execute our business plan, includes plant operations, project development, construction, start-up, commissioning, fuel procurement and transportation.
•	Skill sets of the new team mitigate execution risk.
•	New and expanded pipeline of projects and programs in various stages of development.
•	Expanded client relationships, large industrial clients, universities, hospitals, and utilities resulting in more opportunities.
•	Expanded network of project finance relationships and contacts.
•	Our team has vast experience in development, design, financing, construction, and operations, which positions us to successfully take a potential energy project from a vision to completion.

Results of Operations

Below is a comparison of results of operations for the years ending December 31, 2013 and December 31, 2012.

The Company reported a net loss of $3,203,878 for the year ended December 31, 2013 versus a net loss of $3,296,408 for the year ended December 31, 2012.

For the year ended December 31, 2013, the primary contributors to the net loss of $3,203,878 were executive compensation for the management team of $769,636, professional fees of $338,731 and forfeiture of deposit on landfill of $150,000. Amortization of debt expense, derivative expense, loss on settlement of promissory convertible notes, gain on derivative liability, and interest expense for 2013 was $489,803, $1,373,813, $1,024,869, $1,148,991 and $112,880, respectively. For the year ended December 31, 2012, primary contributors to the net loss of $3,296,408 were stock issuances recorded as executive compensation for the management team of $1,912,906, impairment of intangible assets of $345,350, professional fees of $352,928, and waste project development fees of $165,222.

Prior period comparisons of results are impacted by developing operations during the periods covered.

Restatement of Financial Statements

We are restating our audited financial statements for the year ended December 31, 2012, to correct the accounting for convertible promissory notes (“Notes”) as described in Note 7. These Notes were originally accounted for in accordance with ASC 480, Liabilities — Distinguishing Liabilities from Equity. The Company determined that it is not appropriate to account for these Notes under ASC 480 as the monetary value is not predominately based on one of three factors in ASC 480-10-25-14 due to the underlying volatility of the Company stock and the conversion formula of the Notes. As such, the conversion features of the Notes are accounted for in accordance with ASC 815, Derivatives and Hedging. The application of ASC 815 results in the recognition of a derivative liability for the conversion feature embedded in the Notes. In addition, there were several liabilities that were paid by the issuance of common stock prior to June 27, 2012. On June 27, 2012 a stock dividend/forward split of one share for every existing share as of the date of record. These liabilities were recorded in error as being valued at the post dividend/forward split value rather than at the value as of the date of issuance. These changes in values are reflected in the following Notes.

These errors were detected during the course of the re-audit of our December 31, 2012 financial statements. Our independent auditors, KLJ & Associates, LLP, requested that we review our 10-Q filings for the quarterly periods ended March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013, June 30, 2013, and September 30, 2013 to determine if these errors were material to the previous financial statement presentation. Upon performance of this review, management determined that the financial statements previously reported were in error and needed to be restated for the same reasons.

The following six tables are a summary of the effects of these changes on the Company’s quarterly Consolidated Balance Sheet, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows, respectively, for the quarterly periods ended from March 31, 2012 through the quarterly period ended September 30, 2013:

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheet

(Unaudited)

	As Previously Reported March 31, 2012	Restatement Adjustments	As Restated March 31, 2012

Assets:
Current assets:
Cash	50		50
Accounts receivable	166		166
Other current assets
Prepaid expenses	16,667		16,667
Total current assets	16,883	-	16,883

Land	27,752		27,752
Lease deposits

Total Assets	44,635	-	44,635

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	180,121		180,121
Accounts payable - related party	110,100		110,100
Due to related party	175,638		175,638
Secured note - related party	65,000		65,000
Convertible note - related party
Total current liabilities	530,859	-	530,859

Total Liabilities	530,859	-	530,859

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.
Common stock, par value $0.001, 150,000,000 shares authorized and 18,037,800 and 9,252,526 shares outstanding at March 31, 2012	18,038		18,038
Additional paid-in capital	5,723,271	(561,000)	5,162,271
Accumulated deficit	(4,514,336)		(4,514,336)
Accumulated deficit during development stage	(1,713,197)	561,000	(1,152,197)
Total Stockholder s Deficit	(486,224)	-	(486,224)

Total Liabilities and Stockholder s Deficit	44,635	-	44,635

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Income Statement

March 31, 2012

(Unaudited)

	3 months ended			Development Stage
	As Previously Reported March 31, 2012	Restatement Adjustments	As Restated March 31, 2012	As Previously Reported April 1, 2010 - March 31, 2012	Restatement Adjustments	As Restated April 1, 2010 - March 31, 2012

Sales	12	-	12	219	-	219
Cost of sales
Gross profit	12	-	12	219	-	219

Bank service charges	683	-	683	3,067	-	3,067
Office rental				5,875	-	5,875
New zoo revue	257	-	257	17,811	-	17,811
Development projects				14,125	-	14,125
Office and related expense	(150)		(150)	5,148	-	5,148
Waste project expense	63,568	2,450	66,018	102,411	2,450	104,861
Professional fees	82,107	9,000	91,107	449,863	9,000	458,863
Investor relations	19,000	(14,000)	5,000	20,000	(14,000)	6,000
Financing cost	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Travel expense	-	-	-	15,272	-	15,272
Impairment of intangible assets	690,700	(345,350)	345,350	691,149	(345,350)	345,799
Total operating expense	1,221,747	(530,691)	691,056	1,690,303	(530,691)	1,159,612
Operating loss	(1,221,735)	530,691	(691,044)	(1,690,084)	530,691	(1,159,393)

Gain/Loss on Stock Issuance	-	30,309	30,309	-	30,309	30,309
Foreign exchange translation loss				(1,113)	-	(1,113)
Interest expense	(1,000)		(1,000)	(22,000)	-	(22,000)
Net loss	(1,222,735)	561,000	(661,735)	(1,713,197)	561,000	(1,152,197)

Net loss per share	$(0.100)	$0.046	$(0.054)

Weighted average shares outstanding	12,238,466	12,238,466	12,238,466

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statement of Cash Flows

March 31, 2012

(Unaudited)

	3 months ended			Development Stage
	As Previously Reported March 31, 2012	Restatement Adjustments	As Restated March 31, 2012	As Previously Reported April 1, 2010 - March 31, 2012	Restatement Adjustments	As Restated April 1, 2010 - March 31, 2012
Operating Activities:
Cash flows from operating activities
Net loss	$(1,222,735)	$561,000	$(661,735)	$(1,713,197)	$561,000	$(1,152,197)
Adjustments to reconcile net loss to net	-	-	-		-	-
cash provided by (used in) operating activities:	-	-	-		-	-
Issuance of common stock for services	65,718	(2,550)	63,168	65,868	(2,550)	63,318
Issuance of subsidiary common stock for	-	-	-	50	-	50
services prior to acquisition	-	-	-		-	-
Issuance of common stock for asset purchase	690,700	(345,350)	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Loss on foreign currency translations	-	-	-	1,113	-	1,113
Lease deposits	-	-	-	(900)	-	(900)
Gain on stock issuance	-	(30,309)	(30,309)		(30,309)	(30,309)
Changes in operating assets and liabilities:
Accounts receivable	-	-	-	(166)	-	(166)
Prepaid expenses	(16,667)	-	(16,667)	(16,667)	-	(16,667)
Accounts and other payables	32,196	-	32,196	38,428	-	38,428
Due to shareholders and related parties	55,000	-	55,000	291,222	-	291,222
Cash provided by (used in) operating activities	(30,206)	-	(30,206)	(277,967)	-	(277,967)

Investing Activities:
Notes receivable				(5,000)		(5,000)
Issuance of subsidiary stock for cash prior to acquisition				950		950
Purchase of land				(27,752)		(27,752)
Cash used in investing activities	-	-	-	(31,802)	-	(31,802)

Financing Activities:
Advances from related party	29,940	-	29,940	159,742	-	159,742
Issuance of subsidiary stock for cash				150,000	-	150,000
Cash provided by investing activities	29,940	-	29,940	309,742	-	309,742

Increase(Decrease) in Cash	(266)	-	(266)	(27)	-	(27)

Cash, beginning of period	316	-	316	77	-	77
Cash, end of period	$50	$-	$50	$50	$-	$50

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	(345,350)	$345,350	$690,700	(345,350)	$345,350
Spinoff of subsidiary	$250,028	-	$250,028	$250,028	-	$250,028
Deemed distribution to majority shareholder				$150,000	-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

(Unaudited)

	As Previously Reported June 30, 2012	Restatement Adjustments	As Restated June 30, 2012

Assets:
Current assets:
Cash	11		11
Accounts receivable	166		166
Prepaid expenses	6,667		6,667
Total current assets	6,844	-	6,844
Land	27,752		27,752
Total Assets	34,596	-	34,596

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	70,876		70,876
Accounts payable-related party	157,960		157,960
Due to related party	208,664		208,664
Convertible notes-related party	-		-
Secured notes-related party	70,000		70,000
Total current liabilities	507,500	-	507,500

Total Liabilities	507,500	-	507,500

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.
Common stock, Par Value $0.001, 150,000,000 shares
Authorized and 62,475,600 and 18,505,052 shares outstanding at June 30, 2012	62,476	-	62,476
Additional paid-in capital	9,759,833	(2,601,500)	7,158,333
Accumulated deficit	(4,514,336)	-	(4,514,336)
Accumulated deficit development stage	(5,780,877)	2,601,500	(3,179,377)
Total Stockholders' Deficit	(472,904)	-	(472,904)
Total Liabilities and Stockholders' Deficit	34,596	-	34,596

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions , Inc.

(A Development Stage Company)

Restated Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,			Development Stage
	2012			2012			April 1, 2010 to June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Sales	-	-	-	12	-	12	219	-	219
Cost of sales	-	-	-	-	-	-	-	-	-
Gross profit	-	-	-	12	-	12	219	-	219

Bank service charges	545	-	545	1,228	-	1,228	3,612	-	3,612
New zoo revue	-	-	-	257	-	257	17,811	-	17,811
Development projects	-	-	-	-	-	-	14,125	-	14,125
Office and miscellaneous expenses	-	358	358	208	-	208	11,381	-	11,381
Waste project expenses	21,790	-	21,790	85,358	2,450	87,808	124,201	2,450	126,651
Executives and directors compensation	3,375,000	(1,597,500)	1,777,500	3,435,000	(1,657,500)	1,777,500	3,715,000	(1,657,500)	2,057,500
Professional fees	131,555	(113,522)	18,033	163,918	(54,778)	109,140	251,674	(54,778)	196,896
Investor relations	10,000	-	10,000	29,000	(14,000)	15,000	30,000	(14,000)	16,000
Travel expenses	-	-	-	-		-	15,272	-	15,272
Loss on settlement of accounts payable	518,122	(518,122)	-	518,122	(518,122)	-	518,122	(518,122)	-
Other financing costs	-	-	-	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Impairment of intangible assets	-	-	-	690,700	(345,350)	345,350	691,149	(345,350)	345,799
Total operating expense	4,057,012	(2,228,786)	1,828,226	5,289,373	(2,770,091)	2,519,282	5,757,929	(2,770,091)	2,987,838
Operating loss	(4,057,012)	2,228,786	(1,828,226)	(5,289,361)	2,770,091	(2,519,270)	(5,757,710)	2,770,091	(2,987,619)

Other Expenses
Foreign exchange translation loss	-	-	-	-	-	-	(1,113)	-	(1,113)
Gain/Loss on stock issuance	-	(198,900)	(198,900)	-	(168,591)	(168,591)	-	(168,591)	(168,591)
Interest expense	(54)	-	(54)	(1,054)	-	(1,054)	(22,054)	-	(22,054)
Total other expenses	(54)	(198,900)	(198,954)	(1,054)	(168,591)	(169,645)	(23,167)	(168,591)	(191,758)
Net loss	(4,057,066)	2,029,886	(2,027,180)	(5,290,415)	2,601,500	(2,688,915)	(5,780,877)	2,601,500	(3,179,377)

Net loss per common share	$(0.070)		$(0.035)	$(0.13)		$(0.065)
Weighted average common shares outstanding	58,115,160		58,115,160	41,296,046		41,296,046

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,			Development Stage
	2012			April 1 2010 to June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Cash flows from operating activities :
Net loss	$(5,290,415)	$2,601,500	$(2,688,915)	$(5,780,877)	$2,601,500	$(3,179,377)
Adjustments to reconcile net loss to net cash used in operating activities:						-
Issuance of common stock for services	181,719	(66,328)	115,391	181,869	(66,328)	115,541
Issuance of common stock for executives and directors compensation	3,315,000	(1,657,500)	1,657,500	3,315,000	(1,657,500)	1,657,500
Issuance of subsidiary common stock for services prior to acquisition	-	-	-	50	-	50
Impairment of intangible assets	690,700	(345,350)	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Gain/loss on stock issuance		168,591	168,591		168,591	168,591
Loss on settlement of accounts payable	518,122	(518,122)	-	518,122	(518,122)	-
Loss on foreign currency translations	-	-	-	1,113	-	1,113
Changes in operating assets and liabilities:		-			-	-
Accounts receivable	-	-	-	(166)	-	(166)
Deposits	-	-	-	(900)	-	(900)
Prepaid expenses	(6,667)	-	(6,667)	(6,667)	-	(6,667)
Accounts payable and accrued liabilities	54,829	-	54,829	61,061	-	61,061
Accounts payable-related parties	102,860	-	102,860	339,082	-	339,082
Cash used in operating activities	(68,270)	-	(68,270)	(316,031)	-	(316,031)
Investing Activities:
Notes receivable	-	-	-	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	-	950	-	950
Purchase of land	-	-	-	(27,752)	-	(27,752)
Spin out of Subsidiary	-	-	-	-	-	-
Cash used in investing activities	-	-	-	(31,802)	-	(31,802)
Financing Activities:
Advances from related party	62,965	-	62,965	192,767	-	192,767
Bank overdrafts	-	-	-	-	-	-
Advances for secured note	5,000	-	5,000	5,000	-	5,000
Issuance of subsidiary stock for cash	-	-	-	150,000	-	150,000
Cash provided by financing activities	67,965	-	67,965	347,767	-	347,767

Decrease in cash	$(305)	$-	$(305)	$(66)	-	$(66)

Cash, beginning of period	316	-	316	77	-	77
Cash, end of period	$11	$-	$11	$11	$-	$11

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	(345,350)	$345,350	$690,700	(345,350)	$345,350
Spin-out of subsidiary	$250,028	-	$250,028	$250,208	-	$250,208
Shares issued to settle accounts payable	$65,939	-	$65,939	$65,939	-	$65,939
Deemed distribution to majority shareholder	$-	-	$-	$(150,000)	-	$(150,000)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

(Unaudited)

	As Previously Reported September 30, 2012	Restatement Adjustments	As Restated September 30, 2012
Assets:
Current assets:
Cash	22,774		22,774
Accounts receivable	166		166
Note receivable	-		-
Prepaid assets	3,021		3,021
Total current assets	25,961	-	25,961

Land	27,752		27,752
Deposits	-
Total Assets	53,713	-	53,713

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	80,476		80,476
Accounts and other payables-related party	146,640		146,640
Due to related party	206,660		206,660
Convertible notes- related party	70,000		70,000
Convertible notes-(net of $51,444 unamortized discount)	76,088	(62,532)	13,556
Derivative liability		116,372	116,372
Total current liabilities	579,864	53,840	633,704

Total Liabilities	579,864	53,840	633,704

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-		-
Common stock, Par Value $0.001, 150,000,000 shares
Authorized and 62,636,850 and 18,505,052 shares outstanding at September 30, 2012	62,637		62,637
Stock payable	155,000		155,000
Additional paid-in capital	9,784,372	(2,601,500)	7,182,872
Accumulated deficit	(4,514,336)		(4,514,336)
Accumulated deficit development stage	(6,013,824)	2,547,660	(3,466,164)
Total Shareholders Deficit	(526,151)	(53,840)	(579,991)
Total Liabilities and Shareholders Deficit	53,713	-	53,713

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,			Development Stage
	2012			2012			(April 1 2010 to September 30, 2012)
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Sales	$-		$-	$12		$12	$219	$-	$219
Cost of sales	-		-	-		-	-	-	-
Gross profit	-		-	12		12	219	-	219

Bank service charges	1,816	-	1,816	3,044	-	3,044	5,428	-	5,428
New zoo revue	-	-	-	257	-	257	17,811	-	17,811
Development projects	-	-	-	-	-	-	14,125	-	14,125
Office and miscellaneous expenses	2,783	-	2,783	2,991	-	2,991	14,164	-	14,164
Executive and directors compensation	42,500	-	42,500	3,477,500	(1,657,500)	1,820,000	3,757,500	(1,657,500)	2,100,000
Waste project expenses	72,796	-	72,796	158,154	2,450	160,604	196,997	2,450	199,447
Professional fees	96,516	-	96,516	260,433	(54,778)	205,655	348,190	(54,778)	293,412
Investor relations	3,000	-	3,000	32,000	(14,000)	18,000	33,000	(14,000)	19,000
Travel expenses	1,503	-	1,503	1,504	-	1,504	16,775		16,775
Loss of settlement of account payable	-	-	-	518,122	(518,122)	-	518,122	(518,122)	-
Other financing costs	-	-	-	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Impairment of intangible assets	-	-	-	690,700	(345,350)	345,350	691,149	(345,350)	345,799
Total operating expense	220,914	-	220,914	5,510,287	(2,770,091)	2,740,196	5,978,843	(2,770,091)	3,208,752
Operating loss	(220,914)	-	(220,914)	(5,510,275)	2,770,091	(2,740,184)	(5,978,624)	2,770,091	(3,208,533)

Debt discount	(10,460)	10,460	-	(10,460)	10,460	-	(10,460)	10,460	-
Derivative expense		(34,100)	(34,100)		(34,100)	(34,100)	-	(34,100)	(34,100)
Amortization of debt discount		(13,556)	(13,556)		(13,556)	(13,556)	-	(13,556)	(13,556)
Loss (gain) on derivative		(17,272)	(17,272)		(17,272)	(17,272)	-	(17,272)	(17,272)
Gain/Loss on stock issuance	-	-	-	-	(168,591)	(168,591)	(1,113)	(168,591)	(169,704)
Interest expense	(1,573)	628	(945)	(2,627)	628	(1,999)	(23,627)	628	(22,999)
Total other expense	(12,033)	(53,840)	(65,873)	(13,087)	(222,431)	(235,518)	(35,200)	(222,431)	(257,631)
Net loss	$(232,947)	$(53,840)	$(286,787)	$(5,523,362)	$2,547,660	$(2,975,702)	$(6,013,824)	$2,547,660	$(3,466,164)

Net loss per common share	$(0.00)		$(0.00)	$(0.11)		$(0.06)
Weighted average common shares outstanding	62,579,717		62,579,717	48,442,388		48,442,388

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

	Nine Month Period Ended September 30			Development Stage
	2012			(April 1 2010 to September 30, 2012)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Cash flows from operating activities :
Net loss	$(5,523,362)	$2,547,660	$(2,975,702)	$(6,013,824)	$2,547,660	$(3,466,164)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Amortization of convertible debt discount	11,088	36,568	47,656	11,088	36,568	47,656
Issuance of common stock for services	206,419	(66,328)	140,091	206,569	(66,328)	140,241
Issuance of common stock for compensation	3,315,000	(1,657,500)	1,657,500	3,315,000	(1,657,500)	1,657,500
Issuance of common stock for asset purchase	690,700	(345,350)	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	365,582	(182,791)	182,791	365,582	(182,791)	182,791
Issuance of subsidiary common stock for services prior to acquisition	-	-	-	50	-	50
Loss on settlement of accounts payable	518,122	(518,122)	-	518,122	(518,122)	-
Loss on foreign currency translations	-	-	-	1,113	-	1,113
Gain/loss on issuance of stock		168,591	168,591		168,591	168,591
Gain on derivatives	-	17,272	17,272	-	17,272	17,272
Changes in operating assets and liabilities:
Accounts receivables	-	-	-	(166)	-	(166)
Deposits	-	-	-	(900)	-	(900)
Prepaid expenses	(3,021)	-	(3,021)	(3,021)	-	(3,021)
Accounts payable and accrued liabilities	64,429	-	64,429	70,661	-	70,661
Accounts payable-related parties	91,540	-	91,540	327,762	-	327,762
Cash used in operating activities	(263,503)	-	(263,503)	(511,264)	-	(511,264)

Investing Activities:
Notes receivable	-	-	-	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-	-	-	950	-	950
Purchase of land	-	-	-	(27,752)	-	(27,752)
Cash used in investing activities	-	-	-	(31,802)	-	(31,802)

Financing Activities:
Stock payable	155,000	-	155,000	155,000	-	155,000
Advances from related party	68,121	-	68,121	197,923	-	197,923
Payments on advances from related party	(7,160)	-	(7,160)	(7,160)	-	(7,160)
Bank overdrafts	-	-	-	-	-	-
Advances for convertible note	65,000	-	65,000	65,000	-	65,000
Advances for secured note	5,000	-	5,000	5,000	-	5,000
Issuance of subsidiary stock for cash	-	-	-	150,000	-	150,000
Cash provided by financing activities	285,961	-	285,961	565,763	-	565,763

Increase in cash	22,458	-	22,458	22,697	-	22,697

Cash, beginning of period	316		316	77	-	77
Cash, end of period	$22,774	$-	$22,774	$22,774	$-	$22,774

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for intangible assets	$690,700	(345,350)	$345,350	$690,700	(345,350)	$345,350
Spin-out of subsidiary	$250,028		$250,028	$250,208		$250,208
Share issued to settle debt	$65,939		$65,939	$65,939		$65,939
Deemed distribution to majority shareholder	$-		$-	$150,000		$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

(Unaudited)

	As Previously Reported March 31, 2013	Restatement Adjustments	As Restated March 31, 2013	As Restated December 31, 2012

Assets:
Current assets:
Cash	$2,464	$(2)	$2,462	$1,005
Accounts receivable	166	(166)	-	-
Total current assets	2,630	(168)	2,462	1,005

Land	27,752	-	27,752	27,752
Lease Deposits	-	-	-	-
Total Assets	$30,382	$(168)	$30,214	$28,757

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$219,965	$(46,661)	$173,304	$162,721
Accounts payable-related party	109,526	-	109,526	139,326
Accrued salaries and wages	83,333	-	83,333	-
Due to related party	201,662	1,761	203,423	203,423
Related party notes payable	70,000	307	70,307	70,307
Convertible notes-(net of $104,644 and $108,006 unamortized discount)	219,891	(157,380)	62,511	53,268
Accrued interest	-	22,472	22,472	17,869
Derivative liability	-	245,900	245,900	193,933
Total current liabilities	904,377	66,399	970,776	840,847

Total Liabilities	904,377	66,399	970,776	840,847

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized and no shares issued.	-		-	-
Common stock, Par Value $0.001, 150,000,000 shares
Authorized and 72,173,880 and 62,636,850 shares outstanding at March 31, 2013 and December 31, 2012, respectively	72,174	-	72,174	62,636
Additional paid-in capital	9,910,350	(2,590,274)	7,320,076	7,192,873
Stock payable	248,607	62,500	311,107	233,607
Accumulated deficit	(4,514,336)	-	(4,514,336)	(4,514,336)
Accumulated deficit development stage	(6,590,790)	2,461,207	(4,129,583)	(3,786,870)
Total Shareholders Deficit	(873,995)	(66,567)	(940,562)	(812,090)
Total Liabilities and Shareholders Deficit	$30,382	$(168)	$30,214	$28,757

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,				Development Stage
	2013			2012	April 1 2010 to March 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Restated	As Previously Reported	Restatement Adjustments	As Restated
Sales	-		-	12	219	(12)	207
Cost of sales	-		-	-	-	-	-
Gross profit	-	-	-	12	219	(12)	207

Bank service charges	694		694	683	7,021	(39)	6,982
New zoo revue	-		-	257	17,811	(257)	17,554
Development projects	-		-	-	14,125	-	14,125
Office and miscellaneous expenses	3,130		3,130	(150)	21,099	6,008	27,107
Executive and directors compensation	83,333	62,500	145,833	-	3,890,303	(1,831,564)	2,058,739
Waste project expenses	-		-	66,018	221,291	(17,226)	204,065
Professional fees	78,230		78,230	91,107	659,630	139,284	798,914
Investor relations	367		367	5,000	34,447	(14,000)	20,447
Travel expenses	724		724	-	19,076	16,850	35,926
Loss of settlement of account payable	-		-	-	518,122	(518,122)	-
Other financing costs	-		-	182,791	365,582	(182,791)	182,791
Impairment of intangible assets	-		-	345,350	691,149	(345,350)	345,799
Total operating expense	166,478	62,500	228,978	691,056	6,459,656	(2,747,207)	3,712,449
Operating loss	(166,478)	(62,500)	(228,978)	(691,044)	(6,459,437)	2,747,195	(3,712,242)

Other income	317		317	-	317	-	317
Foreign exchange translation loss	-		-	-	(1,113)	-	(1,113)
Gain (loss) on stock issuance				30,309		(168,591)	(168,591)
Loss on conversion of convertible notes		(48,339)	(48,339)			(48,339)	(48,339)
Derivative Expense		(40,041)	(40,041)			(162,406)	(162,406)
Amortization of debt discount		(60,343)	(60,343)			(113,610)	(113,610)
Gain (loss) on derivative		40,574	40,574			124,006	124,006
Interest expense	(57,304)	51,401	(5,903)	(1,000)	(130,557)	82,952	(47,605)
Total other expense	(56,987)	(56,748)	(113,735)	29,309	(131,353)	(285,988)	(417,341)
Net loss	(223,465)	(119,248)	(342,713)	(661,735)	(6,590,790)	2,461,207	(4,129,583)

Net loss per common share	(0.00)		(0.01)	(0.054)
Weighted average common shares outstanding	65,254,828		65,254,828	12,238,466

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,				Development Stage
	2013			2012	April 1, 2010 to Mach 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities
Cash flows from operating activities :
Net loss	$(223,465)	$(119,248)	$(342,713)	$(661,735)	$(6,590,790)	$2,461,207	$(4,129,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	55,599	4,744	60,343	-	91,321	22,289	113,610
Beneficial conversion feature	-	-	-	-	5,000	-	5,000
Issuance of common stock for services	15,000	-	15,000	63,168	305,177	(390)	304,787
Issuance of common stock for compensation	-	62,500	62,500	-	3,315,000	(1,595,000)	1,720,000
Issuance of common stock for impaired asset purchase	-	-	-	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	-	-	-	182,791	365,582	(182,791)	182,791
Issuance of subsidiary common stock for services prior to acquisition	-	-	-	-	50	-	50
Gain on settlement of convertible bonds	(316)	316	-		(316)	316	-
Issuance of common stock for conversion of notes		-	-	-		-	-
Loss on settlement of accounts payable	-	-	-	-	518,122	(518,122)	-
Loss on foreign currency translations	-	-	-	-	1,113	-	1,113
Gain on stock issuance		-	-	(30,309)	-	168,591	168,591
Loss on settlement of convertible promissory notes		48,339	48,339	-	-	48,339	48,339
Gain (loss) on derivative		(40,574)	(40,574)	-	-	(124,006)	(124,006)
Derivative expense		40,041	40,041	-	-	162,406	162,406
Changes in operating assets and liabilities:							-
Accounts receivables	-	-	-	-	(166)	(1,939)	(2,105)
Deposits		-	-	-	-	(900)	(900)
Prepaid Expenses	-	-	-	(16,667)	(900)	900	-
Accounts payable and accrued liabilities	8,806	1,779	10,585	32,196	210,150	(97,655)	112,495
Accrued interest	-	5,903	5,903	-	-	5,903	5,903
Accounts payable-related parties	(29,800)	-	(29,800)	55,000	290,648	-	290,648
Accrued salaries and wages	83,333	-	83,333	-	83,333	-	83,333
Cash used in operating activities	(90,843)	3,800	(87,043)	(30,206)	(715,976)	3,798	(712,178)

Investing Activities:
Notes receivable	-			-	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-			-	950	-	950
Purchase of land	-			-	(27,752)	-	(27,752)
Cash used in investing activities	-			-	(31,802)	-	(31,802)

Financing Activities:
Stock Payable						150,000	150,000
Proceeds from assignment of stock purchase acquisition	36,000	-	36,000	-	186,000	(150,000)	36,000
Advances from related party	-		-	29,940	197,925	-	197,925
Payments on advances from related party	-		-	-	(7,160)	-	(7,160)
Proceeds from convertible note	56,300	(3,800)	52,500	-	218,400	(3,800)	214,600
Proceeds from convertible note-related party	-		-	-	5,000	-	5,000
Issuance of subsidiary stock for cash	-		-	-	150,000	-	150,000
Cash provided by financing activities	92,300	(3,800)	88,500	29,940	750,165	(3,800)	746,365

Increase in cash	1,457	-	1,457	(266)	2,387	(2)	2,385

Cash, beginning of period	1,007	(2)	1,005	316	77		77
Cash, end of period	$2,464	$(2)	$2,462	$50	$2,464	$(2)	$2,462

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to settle convertible notes payable	$89,514	(37,114)	$52,400	$-	$89,514	(37,114)	$52,400
Spin-out of subsidiary	$-		$-	$250,028	$250,208		$250,208
Shares issued for intangible assets			$-	$345,350	$690,700	(345,350)	$345,350
Shares issued to settle accounts payable	$-		$-	$-	$65,939		$65,939
Deemed distribution to majority shareholder	$-		$-	$-	$150,000		$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

(Unaudited)

	As Previously Reported June 30, 2013	Restatement Adjustments	As Restated June 30, 2013	As Previously Restated December 31, 2012
Assets:
Current assets:
Cash	6,827	(2)	6,825	1,005
Accounts receivable	166	(166)	0	-
Total current assets	6,993	(168)	6,825	1,005

Land	27,752		27,752	27,752
Total Assets	$34,745	$(168)	$34,577	$28,757

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	275,832	(47,839)	227,993	162,721
Accounts payable - related party	5,129		5,129	139,326
Accrued salaries and wages	108,772		108,772	-
Due to related party	181,662	1,761	183,423	203,423
Related party note payable	288,714	307	289,021	70,307
Convertible notes - (net of $140,627 and $108,006 unamortized discount)	251,796	(205,862)	45,934	53,268
Derivative Liability		472,200	472,200	193,933
Accrued Interest		27,171	27,171	17,869
Total current liabilities	1,111,905	247,738	1,359,643	840,847

Total Liabilities	1,111,905	247,738	1,359,643	840,847

Stockholders' Deficit
Preferred stock, no par value 4,986,580 shares authorized and no shares issued.	-			-
Class A Preferred stock , $10 par value 13,420 shares authorized and no shares issued.	-	134,200	134,200	-
Common stock, Par Value $0.001, 300,000,000 shares
Authorized and 115,095,316 and 62,636,850 shares outstanding at June 30, 2013 and December 31, 2012, respectively	115,095	-	115,095	62,636
Additional paid-in capital	10,093,174	(2,427,011)	7,666,163	7,192,873
Stock payable	381,604	(9,200)	372,404	233,607
Accumulated deficit	(4,514,336)		(4,514,336)	(4,514,336)
Accumulated deficit development stage	(7,152,697)	2,054,105	(5,098,592)	(3,786,870)
Total Shareholders Deficit	(1,077,160)	(247,906)	(1,325,066)	(812,090)
Total Liabilities and Shareholders Deficit	34,745	(168)	34,577	28,757

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,				Development Stage
	2013			2012	2013			2012	April 1 2010 to June 30, 2013
	As Previously Reported	Re- statement Adjust- ment	As Restated	As Previously Restated	As Previously Reported	Re- statement Adjust- ment	As Restated	As Previously Restated	As Previously Reported	Re- statement Adjust- ment	As Restated
Sales	-		-	-	-		-	12	219	(12)	207
Cost of sales	-		-	-	-		-	-	-		-
Gross profit	-	-	-	-	-	-	-	12	219	(12)	207
											-
Bank service charges	766	-	766	545	1,460		1,460	1,228	7,787	(39)	7,748
New zoo revue	-	-	-	-	-		-	257	17,811	(257)	17,554
Development projects	-	-	-	-	-		-	-	14,125	-	14,125
Office and miscellaneous expenses	4,442	-	4,442	358	7,572		7,572	208	25,541	6,008	31,549
Executive and directors compensation	99,794	62,500	162,294	1,777,500	183,127	125,000	308,127	1,777,500	3,990,097	(1,769,064)	2,221,033
Waste project expenses	-	-	-	21,790	-		-	87,808	221,291	(17,226)	204,065
Professional fees	105,026	-	105,026	18,033	183,256		183,256	109,140	764,656	139,284	903,940
Investor relations	10,334	-	10,334	10,000	10,701		10,701	15,000	44,781	(14,000)	30,781
Travel expenses	4,970	-	4,970	-	5,694		5,694	-	24,046	16,850	40,896
Forfeiture of deposit on landfill	150,000	-	150,000	-	150,000		150,000	-	150,000	-	150,000
Loss of settlement of account payable	-	-	-	-	-		-	-	518,122	(518,122)	-
Other financing costs	-	-	-	-	-		-	182,791	365,582	(182,791)	182,791
Impairment of intangible assets	-	-	-	-	-		-	345,350	691,149	(345,350)	345,799
Total operating expense	375,332	62,500	437,832	1,828,226	541,810	125,000	666,810	2,519,282	6,834,988	(2,684,707)	4,150,281

Operating loss	(375,332)	(62,500)	(437,832)	(1,828,226)	(541,810)	(125,000)	(666,810)	(2,519,270)	(6,834,769)	2,684,695	(4,150,074)

Other Expense	-	-	-		-	317	317			317	317
Foreign exchange translation loss	-	-	-	-	-	-	-	-	(1,113)	-	(1,113)
Gain/Loss on stock issuance				(198,900)				(168,591)	-	(168,591)	(168,591)
Loss on settlement of convertible promissory notes	-	(273,285)	(273,285)		-	(321,624)	(321,624)		-	(321,624)	(321,624)
Derivative Expense	-	(326,378)	(326,378)		-	(366,419)	(366,419)		-	(488,784)	(488,784)
Amortization debt discount	-	(142,998)	(142,998)		-	(203,341)	(203,341)		-	(256,608)	(256,608)
( Loss) Gain on derivative	-	196,577	196,577		-	237,151	237,151		-	320,583	320,583
Interest expense	(186,575)	201,799	15,224	(54)	(243,562)	252,883	9,321	(1,054)	(316,815)	284,434	(32,381)
Total other expense	(186,575)	(344,285)	(530,860)	(198,954)	(243,562)	(401,033)	(644,595)	(169,645)	(317,928)	(630,273)	(948,201)
Net loss	(561,907)	(406,785)	(968,692)	(2,027,180)	(785,372)	(526,033)	(1,311,405)	(2,688,915)	(7,152,697)	2,054,422	(5,098,275)

Net loss per common share - Basic	(0.01)		(0.01)	(0.035)	(0.01)		(0.02)	0.065
Weighted average common shares outstanding - Basic	85,848,996		85,848,996	58,115,160	75,608,802		75,608,802	41,296,046

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,				Development Stage
	2013			2012	April 1, 2010 to June 30, 2013)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities:
Cash flows from operating activities :
Net loss	$(785,372)	$(526,033)	$(1,311,405)	$(2,688,915)	$(7,152,697)	$2,054,422	$(5,098,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	237,948	(34,607)	203,341	-	273,670	(17,062)	256,608
Beneficial conversion feature	-		-	-	5,000	-	5,000
Issuance of common stock for services	10,000	-	10,000	115,391	300,177	(390)	299,787
Issuance of common stock for compensation	-	125,000	125,000	1,657,500	3,315,000	(1,532,500)	1,782,500
Issue of common stock for impaired asset purchase	-		-	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	-	-	-	182,791	365,582	(182,791)	182,791
Gain/loss on stock issuance				168,591	-	168,591	168,591
Issuance of subsidiary common stock for services prior to acquisition	-		-	-	50	-	50
Forfeiture of deposit on landfill	150,000		150,000		150,000	-	150,000
Loss on settlement of convertible promissory notes		321,624	321,624			321,624	321,624
Loss on settlement of accounts payable	-		-	-	518,122	(518,122)	-
Loss on foreign currency translations			-		1,113	-	1,113
Gain (loss) derivative		(237,151)	(237,151)			(320,583)	(320,583)
Derivative expense		366,419	366,419			488,784	488,784
Changes in operating assets and liabilities:			-		-	-	-
Accounts receivables	-	-	-	-	(166)	(1,939)	(2,105)
Prepaid expenses	-		-	(6,667)	(900)	-	(900)
Accrued interest	-	41,435	41,435			41,435	41,435
Accounts payable and accrued liabilities	80,573	(38,288)	42,285	54,829	281,917	(137,722)	144,195
Accrued salaries and wages	108,772	-	108,772		108,772	-	108,772
Accounts payable - related parties	1,799	(1,799)	-	102,860	322,247	(1,799)	320,448
Cash used in operating activities	(196,280)	16,600	(179,680)	(68,270)	(821,413)	16,598	(804,815)

Investing Activities:
Notes receivable	-			-	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-			-	950	-	950
Deposit on purchase of Davison landfill	(150,000)		(150,000)		(150,000)	-	(150,000)
Purchase of land	-			-	(27,752)	-	(27,752)
Cash used in investing activities	(150,000)		(150,000)	-	(181,802)	-	(181,802)

Financing Activities:
Stock payable	-		-	-	150,000	-	150,000
Proceeds from assignment of stock purchase agreement	36,000		36,000	-	36,000	-	36,000
Advances from related party	-		-	62,965	197,925	-	197,925
Payments on advances from related party	-		-	-	(7,160)	-	(7,160)
Proceeds from convertible notes	165,600	(16,600)	149,000	-	327,700	(16,600)	311,100
Proceeds from convertible notes - related party	150,500		150,500	5,000	155,500	-	155,500
Issuance of subsidiary stock for cash	-		-	-	150,000	-	150,000
Cash provided by financing activities	352,100	(16,600)	335,500	67,965	1,009,965	(16,600)	993,365

Increase (decrease) in cash	5,820		5,820	(305)	6,750	(2)	6,748

Cash, beginning of period	1,007	(2)	1,005	316	77	-	77
Cash, end of period	$6,827	$(2)	$6,825	$11	$6,827	$(2)	$6,825

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$286,412	$(118,287)	$168,125	$-	$286,412	$(118,287)	$168,125
Shares issued for intangible assets	$-		$-	$345,350	$-	$-	$-
Spin-out of subsidiary	$-		$-	$250,028	$250,208	$-	$250,208
Shares issued to settle accounts payable	$-		$-	$65,939	$65,939	$-	$65,939
Deemed distribution to majority shareholder	$-		$-	$-	$150,000	$-	$150,000
Convertible notes issued to settle accounts payable	$15,900	$(15,900)	$-	$-	$15,900	$(15,900)	$-
Stock payable issued to settle accounts payable - related party	$135,996	$2,001	$137,997	$-	$135,996	$2,001	$137,997
Stock payable issued to settle due to related party	$20,000	$(20,000)	$-	$-	$20,000	$(20,000)	$-
Stock payable issued to settle convertible notes payable - related party	$5,000	$(5,000)	$-	$-	$5,000	$(5,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

(Unaudited)

	As Previously Reported September 30, 2013	Restatement Adjustments	As Restated September 30, 2013	As Previously Restated December 31, 2012
Assets:
Current assets:
Cash	$15,931	$(2)	$15,929	$1,005
Accounts receivable	166	(166)	-	-
Total current assets	16,097	(168)	15,929	1,005

Equipment (net of depreciation)	4,895		4,895
Land	27,752		27,752	27,752
Total Assets	$48,744	$(168)	$48,576	$28,757

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$318,319	$(47,839)	$270,480	$162,721
Accounts payable - related party	5,129		5,129	139,326
Accrued salaries and wages	125,000		125,000	-
Due to related party	192,662	1,761	194,423	203,423
Convertible notes - related party	233,095	(7,595)	225,500	70,307
Convertible notes - (net of $271,357 and $108,006 unamortized discount, respectively)	362,743	(335,261)	27,482	53,268
Derivative liability		480,851	480,851	193,933
Accrued interest		32,322	32,322	17,869
Total current liabilities	1,236,948	124,239	1,361,187	840,847

Total Liabilities	1,236,948	124,239	1,361,187	840,847

Stockholders' Deficit
Preferred stock, no par value 4,986,580 shares authorized and no shares issued.	-		-	-
Class A Preferred stock , $10 par value 13,420 shares authorized and no shares issued.	-	134,200	134,200	-
Common stock, Par Value $0.001, Authorized 300,000,000 shares Issued 145,285,887 and 62,636,850 shares outstanding at June 30, 2013 and December 31, 2012, respectively	145,289		145,289	62,636
Additional paid-in capital	10,377,436	(2,067,442)	8,309,994	7,192,873
Stock payable	381,604	(65,450)	316,154	233,607
Accumulated deficit	(4,514,336)		(4,514,336)	(4,514,336)
Accumulated deficit development stage	(7,578,197)	1,874,285	(5,703,912)	(3,786,870)
Total Shareholders Deficit	(1,188,204)	(124,407)	(1,312,611)	(812,090)
Total Liabilities and Shareholders Deficit	$48,744	$(168)	$48,576	$28,757

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

 Restated Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,				Development Stage
	2013			2012	2013			2012	April 1 2010 to September 30, 2013
	As Previously Reported	Re- statement Adjust- ments	As Restated	As Previously Restated	As Previously Reported	Re- statement Adjust- ments	As Restated	As Previously Restated	As Previously Reported	Re- statement Adjust- ments	As Restated
Sales	$-	$-	$-	$-	$-	$-	$-	$12	$219	$(12)	$207
Cost of sales	-	-	-	-	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-	12	219	(12)	207

Bank service charges	1,307	-	1,307	1,816	2,767	-	2,767	3,044	9,094	(39)	9,055
New zoo revue	-	-	-	-	-	-	-	257	17,811	(257)	17,554
Development projects	-	-	-	-	-	-	-	-	14,125	-	14,125
Office and miscellaneous expenses	8,966	-	8,966	2,783	16,538	-	16,538	2,991	34,507	6,008	40,515
Executive and directors compensation	131,335	93,750	225,085	42,500	314,462	218,750	533,212	1,820,000	4,121,432	(1,675,314)	2,446,118
Waste project expenses	-	-	-	72,796	-	-	-	160,604	221,291	(17,226)	204,065
Professional fees	86,600	-	86,600	96,516	269,856	-	269,856	205,655	851,256	139,284	990,540
Investor relations	11,782	-	11,782	3,000	22,483	-	22,483	18,000	56,563	(14,000)	42,563
Travel expenses	11,962	-	11,962	1,503	17,656	-	17,656	1,504	36,008	16,850	52,858
Forfeiture of deposit on landfill	-	-	-	-	150,000	-	150,000	-	150,000	-	150,000
Loss of settlement of account payable	-	-	-	-	-	-	-	-	518,122	(518,122)	-
Other financing costs	-	-	-	-	-	-	-	182,791	365,582	(182,791)	182,791
Impairment of intangible assets	-	-	-	-	-	-	-	345,350	691,149	(345,350)	345,799
Total operating expense	251,952	93,750	345,702	220,914	793,762	218,750	1,012,512	2,740,196	7,086,940	(2,590,957)	4,495,983

Operating loss	(251,952)	(93,750)	(345,702)	(220,914)	(793,762)	(218,750)	(1,012,512)	(2,740,184)	(7,086,721)	2,590,945	(4,495,776)

Other Expense		(317)	(317)	-	-	-	-	-	-	-	-
Debt Discount	-	-	-	-	-	-	-	-	-	-	-
Foreign exchange translation loss	-	-	-	-	-	-	-	-	(1,113)	-	(1,113)
Gain/loss on stock issuance	-	-	-	-	-	-	-	-	-	(168,591)	(168,591)
Derivative expense	-	(339,051)	(339,051)	(34,100)	-	(705,470)	(705,470)	(34,100)	-	(827,835)	(827,835)
Amortization of debt discount	-	(41,628)	(41,628)	(13,556)	-	(244,969)	(244,969)	(13,556)	-	(298,236)	(298,236)
Loss on issuance of convertible promissory notes	-	(331,556)	(331,556)	-	-	(653,180)	(653,180)	(17,272)	-	(653,180)	(653,180)
( Loss) gain on derivative	-	492,900	492,900	(17,272)	-	730,051	730,051	(168,591)	-	813,483	813,483
Interest expense	(173,548)	133,265	(40,283)	(945)	(417,110)	386,148	(30,962)	(1,999)	(490,363)	417,699	(72,664)
Total other expense	(173,548)	(86,387)	(259,935)	(65,873)	(417,110)	(487,420)	(904,530)	(235,518)	(491,476)	(716,660)	(1,208,136)
Net loss	(425,500)	(180,137)	(605,637)	(286,787)	(1,210,872)	(706,170)	(1,917,042)	(2,975,702)	(7,578,197)	1,874,285	(5,703,912)

Net loss per common share - Basic	(0.00)		(0.00)	(0.00)	(0.01)		(0.02)	(0.06)
Weighted average common shares outstanding - Basic	128,278,930		128,278,930	62,579,717	88,915,613		88,915,613	48,442,388

The accompanying notes are an integral part of these consolidated financial statements.

CIRQUE ENERGY, INC.

f/k/a Green Energy Renewable Solutions, Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,				Development Stage
	2013			2012	April 1, 2010 to September 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities:
Cash flows from operating activities :
Net loss	$(1,210,872)	$(706,170)	$(1,917,042)	$(2,975,702)	$(7,578,197)	$1,874,285	$(5,703,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	407,846	(162,877)	244,969	47,656	443,568	(145,332)	298,236
Depreciation	258	-	258		258	-	258
Beneficial conversion feature	-		-	-	5,000	-	5,000
Issuance of common stock for services	10,000		10,000	140,091	300,177	(390)	299,787
Issuance of common stock for compensation	-	218,750	218,750	1,657,500	3,315,000	(1,438,750)	1,876,250
Issue of common stock for impaired asset purchase	-		-	345,350	690,700	(345,350)	345,350
Issuance of common stock for finance costs	-		-	182,791	365,582	(182,791)	182,791
Issuance of subsidiary common stock for services prior to acquisition	-		-	-	50	-	50
Forfeiture of deposit on landfill	150,000		150,000		150,000	-	150,000
Loss on settlement of accounts payable	-		-	-	518,122	(518,122)	-
Loss on foreign currency translations	-		-	-	1,113	-	1,113
Gain/loss on issuance of stock			-	168,591		168,591	168,591
Derivative Expense		705,470	705,470	17,272		827,835	827,835
Gain on derivative liability		(730,051)	(730,051)			(813,483)	(813,483)
Loss on settlement of convertible promissory notes		653,180	653,180			653,180	653,180
Non-cash conversion of notes		-	-			-	-
Non-cash Accounts payable		-	-			-	-
Changes in operating assets and liabilities:			-		-	-	-
Accounts receivables	-		-	-	(166)	(1,939)	(2,105)
Deposits	-		-	-	(900)	-	(900)
Prepaid Expenses			-	(3,021)		-	-
Accounts payable and accrued liabilities	134,446	(48,194)	86,252	64,429	335,790	(147,628)	188,162
Accrued salaries and wages	125,000	-	125,000		125,000	-	125,000
Accrued Interest		65,291	65,291			65,291	65,291
Accounts payable - related parties	1,799	(1,799)	-	91,540	322,247	(1,799)	320,448
Cash used in operating activities	(381,523)	(6,400)	(387,923)	(263,503)	(1,006,656)	(6,402)	(1,013,058)

Investing Activities:
Notes receivable	-			-	(5,000)	-	(5,000)
Issuance of subsidiary stock for cash prior to acquisition	-			-	950	-	950
Deposit on purchase of Davison landfill	(150,000)		(150,000)		(150,000)	-	(150,000)
Purchase of Equipment	(5,153)		(5,153)		(5,153)	-	(5,153)
Purchase of land	-		-	-	(27,752)	-	(27,752)
Cash used in investing activities	(155,153)	-	(155,153)	-	(186,955)	-	(186,955)

Financing Activities:
Stock payable	-		-	155,000	150,000	-	150,000
Proceeds from assignment of stock purchase agreement	75,000	11,000	86,000	-	75,000	11,000	86,000
Advances from related party	11,000	(11,000)	-	68,121	208,925	(11,000)	197,925
Payments on advances from related party	-		-	(7,160)	(7,160)	-	(7,160)
Proceeds from convertible notes	315,100	6,400	321,500	65,000	477,200	6,400	483,600
Proceeds from convertible notes - related party	150,500		150,500	5,000	155,500	-	155,500
Issuance of subsidiary stock for cash	-		-	-	150,000	-	150,000
Cash provided by financing activities	551,600	6,400	558,000	285,961	1,209,465	6,400	1,215,865

Increase (decrease) in cash	14,924		14,924	22,458	15,854	(2)	15,852

Cash, beginning of period	1,007	(2)	1,005	316	77		77
Cash, end of period	$15,931	$(2)	$15,929	$22,774	$15,931	$(2)	$15,929

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$553,744	$(232,151)	$321,593	$-	$553,744	$(232,151)	$321,593
Shares issued for intangible assets	$-	$-	$-	$345,350	$-	$-	$-
Spin-out of subsidiary	$-	$-	$-	$250,028	$250,208	$-	$250,208
Shares issued to settle accounts payable	$-	$-	$-	$65,939	$65,939	$-	$65,939
Deemed distribution to majority shareholder	$-	$-	$-	$-	$150,000	$-	$150,000
Convertible notes issued to settle accounts payable	$15,900	$(15,900)	$-	$-	$15,900	$(15,900)	$-
Stock payable issued to settle accounts payable - related party	$135,996	$2,001	$137,997	$-	$135,996	$2,001	$137,997
Stock payable issued to settle due to related party	$20,000	$(20,000)	$-	$-	$20,000	$(20,000)	$-
Stock payable issued to settle notes payable - related party	$5,000	$(5,000)	$-	$-	$5,000	$(5,000)	$-
Convertible note issued to settle convertible notes payable-related party	$65,000	$(65,000)	$-	$-	$65,000	$(65,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Liquidity and Capital Resources

During the year ended December 31, 2013 net cash used in operating activities totaled $584,509. Cash generated by financing activities was $747,500, resulting primarily from the issuance of convertible notes, and cash used in investing activities totaled $155,155. Increase in cash for the period was $7,836.

During the year ended December 31, 2012 net cash used in operating activities totaled $377,374. Cash generated by financing activities was $378,063, resulting primarily from the sale of common stock for cash and the issuance of convertible notes, and cash used in investing activities totaled $-0-. Increase in cash for the period was $689.

Cash Flow Requirements for Operations

As of December 31, 2013 we had available cash of $8,841. Based on our historical cash needs and our business plan, we require approximately $1,200,000 for operations for the coming year. We currently have legal and accounting expenses with no revenue generating operations. We rely on sale of our common shares and advances from our majority shareholders and various convertible debt facilities to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,505,084 at December 31, 2013. Management plans to seek additional financing through the issuance of debt securities or the sale of the Company’s common stock through private placements. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because our company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Cirque Energy, Inc. f/k/a Green Energy Renewable Solutions, Inc., as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cirque Energy, Inc. f/k/a Green Energy Renewable Solutions, Inc., as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cirque Energy, Inc. f/k/a Green Energy Renewable Solutions, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

St. Louis Park, MN

January 12, 2015

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

Consolidated Balance Sheets

		(Restated)
	December 31,	December 31,
	2013	2012

Assets:
Current assets:
Cash	$8,841	$1,005
Total current assets	8,841	1,005

Land	27,752	27,752
Equipment, net	4,637	-
Total Assets	$41,230	$28,757

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$287,292	$162,721
Accounts and other payables - related party	5,129	139,326
Accrued salaries and wages - related party	224,758	-
Accrued interest	22,013	17,869
Due to related party	-	203,423
Notes payable	358,923	-
Notes payable - related party	-	70,307
Convertible notes - (net of $360,986 and $108,006 unamortized discount)	116,918	53,268
Derivative liability	1,055,755	193,933
Total current liabilities	2,070,788	840,847

Total Liabilities	2,070,788	840,847

Stockholders' Deficit
Preferred stock, $0.001 par value 19,986,580 shares authorized and no shares issued	-	-
Class A Preferred stock, $10 par value 13,420 and -0- shares authorized and issued as of December 31, 2013 and 2012, respectively	134,200	-
Common stock, Par Value $0.001, 300,000,000 shares authorized, 163,934,049 and 62,636,850 shares outstanding at December 31, 2013 and 2012, respectively	163,931	62,636
Additional paid-in capital	8,748,320	7,192,873
Stock payable	429,075	233,607
Accumulated deficit development stage	(11,505,084)	(8,301,206)
Total Stockholders' Deficit	(2,029,558)	(812,090)
Total Liabilities and Stockholders' Deficit	$41,230	$28,757

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2013	2012 (Restated)
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Bank service charges	4,018	3,904
Development projects	5,800	-
Office and miscellaneous	26,870	12,804
Executive and directors compensation	769,636	1,912,906
Waste project	-	165,222
Professional fees	338,731	352,928
Investor relations	37,957	19,080
Travel	39,185	19,930
Forfeiture of deposit on landfill	150,000
Other financing costs	-	182,791
Impairment of intangible assets	-	345,350
Total operating expense	1,372,197	3,014,915

Operating loss	(1,372,197)	(3,014,915)

Amortization of debt discount	(489,803)	(53,267)
Derivative expense	(1,373,813)	(122,365)
Gain on settlement of debt	20,693	-
Loss on stock issuance	-	(168,591)
Loss on settlement of promissory convertible notes	(1,024,869)	-
Gain on derivative liability	1,148,991	83,432
Interest expense	(112,880)	(20,702)
Total other (income) expense	(1,831,681)	(281,493)
Net loss	$(3,203,878)	$(3,296,408)

Net loss per common share	$(0.03)	$(0.07)

Weighted average common shares outstanding	95,514,332	48,442,388

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Total Equity

Balance at December 31, 2011	-	$-	18,505,052	$9,252	$4,356,027	$-	$(5,004,798)	$(639,519)

Shares issued for services	-	-	1,610,824	886	114,675	-	-	115,561

Shares issued for asset purchase	-	-	9,209,334	4,605	340,745	-	-	345,350

Shares issued for secured note default penalty	-	-	7,311,640	3,656	179,135	-	-	182,791

Subsidiary spin-out share distribution	-	-	-	-	259,028	-	-	259,028

Shares issued for compensation	-	-	13,000,000	6,500	1,651,000	-	-	1,657,500

Shares issued to settle debt	-	-	13,000,000	6,500	318,500	-	-	325,000

Stock dividend/split	-	-	-	31,237	(31,237)	-	-	-

Shares to be issued for cash	-	-	-	-	-	150,000	-	150,000

Shares to be issued for services	-	-	-	-	-	83,607	-	83,607

Beneficial conversion feature for convertible note	-	-	-	-	5,000	-	-	5,000

Net loss	-	-	-	-	-	-	(3,296,408)	(3,296,408)

Balance at December 31, 2012 (Restated)	-	-	62,636,850	62,636	7,192,873	233,607	(8,301,206)	(812,090)

Shares issued for debt conversion	-	-	101,297,199	101,295	1,326,619	-	-	1,427,914

Forfeiture and purchase of subscription agreement deposit and receivable	-	-	-	-	225,000	(150,000)	-	75,000

Shares to be issued for services	-	-	-	-	-	10,000	-	10,000

Forgiveness of related party debt related to issuance of stock for payables	-	-	-	-	3,828	-	-	3,828

Shares issued for related party payable conversions	13,420	134,200	-	-	-	22,968	-	157,168

Shares to be issued for officer and directors liabilities	-	-	-	-	-	312,500	-	312,500

Net loss	-	-	-	-	-	-	(3,203,878)	(3,203,878)

Balance at December 31, 2013	13,420	$134,200	163,934,049	$163,931	$8,748,320	$429,075	$(11,505,084)	$(2,029,558)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

f/k/a Green Energy Renewable Solutions, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2013	2012 (Restated)

Operating Activities

Cash flows from operating activities :
Net loss	$(3,203,878)	$(3,296,408)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	489,803	53,267

Depreciation	518	-

Beneficial conversion feature	-	5,000

Issuance of common stock for services	10,000	289,637

Issuance of common stock for executive and director compensation	312,500	1,657,500

Issuance of common stock for impaired asset purchase	-	345,350

Issuance of common stock for finance costs	-	182,791

Forfeiture of deposit on landfill	150,000	-

Gain on settlement of debt	(20,694)	-

Loss on settlement of accounts payable	-	-

Loss on settlement of convertible promissory notes	1,024,869	-

Derivative expense	1,373,813	122,365

Gain on derivatives	(1,148,991)	(83,432)

Gain on stock issuance		168,591

Changes in operating assets and liabilities:
Accounts receivables	-	(1,939)

Accounts payable and accrued liabilities	126,057	95,678

Accrued salaries and wages	224,758	-

Accounts payable-related parties	-	84,226

Accrued interest	76,736	-

Cash used in operating activities	(584,509)	(377,374)

Investing Activities:

Deposit on purchase of Davison landfill	(150,000)	-

Purchase of equipment	(5,155)	-

Cash used in investing activities	(155,155)	-

Financing Activities:

Proceeds from stock purchase agreement	-	150,000

Proceeds from assignment of stock purchase agreement	75,000	-

Advances from related party	-	68,123

Payments on advances from related party	-	(7,160)

Proceeds from convertible note	522,000	162,100

Proceeds from convertible note-related party	150,500	5,000

Issuance of subsidiary stock for cash	-	-

Cash provided by financing activities	747,500	378,063

Increase in cash	7,836	689

Cash, beginning of period	1,005	316

Cash, end of period	$8,841	$1,005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:

Interest	$-	$-

Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$403,051	$-

Spin-out of subsidiary	$-	$250,028

Shares issued to settle stock payable	$-	$65,939

Convertible note issued to settle convertible notes payable - related party	$115,000	$-

Stock payable issued to settle accounts payable - related party	$134,200	$-

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

On September 17, 2011, E World entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”) the purpose of which is to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“Green Energy Renewable Solutions” or “GERS”), effective December 12, 2011. As part of this LOI, Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.) would complete a 5 to 1 reverse split, spin-out its subsidiary company E World Corp and Media and Technology Solutions, Inc. and complete the transaction with the issuance of stock for the purchase of the assets of Green Renewable Energy Solutions, Inc.

On January 26, 2012, Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split and on February 1, 2012 E World Corp. including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company by way of share dividend with one E World Corp. share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

On February 4, 2012, Green Renewable Energy Solutions, Inc. executed the Asset Purchase Agreement with Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.), the issuer herein. Under the terms of the Asset Purchase Agreement Green Energy Renewable Solutions (F/K/A E World Interactive, Inc.), purchased all of the assets of Green Renewable Energy Solutions, Inc. for 4,604,667 common shares of Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) and a further 2,302,333 common shares of deferred consideration.

On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a solely owned subsidiary for the sole purpose of acquiring the Davison Landfill. An offer was made and accepted by the bankruptcy trustee who was in possession of the Davison landfill. Subsequently, the transaction did not close and the Green Harvest Landfill, LLC lays dormant.

On May 15, 2013, the Company entered into a contribution agreement with Cirque Energy II, LLC whereby Cirque Energy II, LLC would contribute all of its assets in exchange for stock in the Company. Included in Cirque Energy II, LLC assets were three subsidiary limited liability companies; The Prototype Company LLC, Gaylord Power Station, LLC, and Midland Renewable Energy Station, LLC. The transaction awaits regulatory approval of language to be included in a proxy statement for approval of 300,000,000 additional authorized shares of common stock and is currently not reflected in the financial statements.

In July 2013, Green Energy Renewable Solutions, Inc. requested a name change to Cirque Energy Inc. (the “Company”) by amending its articles of incorporation with the State of Florida, which was granted. FINRA approval of the name change and change in trading symbol continues to be pending.

Cirque Energy, Inc.’s key area of business is focused on the securing of waste streams, including but not limited to: construction, demolition, and municipal solid waste streams and maximizing their values by recycling and waste to energy opportunities.

On November 14, 2013, Cirque Energy, Inc. and Northrop Grumman Systems Corporation entered into a Joint Development Agreement to continue the technology development of a Deployable Gasification Unit (DGU) and towards this end, to develop a DGU prototype for testing and demonstration. In consideration for Cirque Energy, Inc. to fund and develop a test unit, Northrop Grumman wishes to permit its intellectual Property to be used by Cirque Energy and, provided a prototype is a success and the device is deemed viable, a division of responsibilities, obligations and customer sales privileges will be outlined in a mutually drafted and agreed to Business and Marketing Plan that will further define the intent of this Joint development agreement.

On February 1, 2014, Cirque Energy, Inc. changed its head office to 645 Griswold, Suite 3274, Detroit, MI 48226 from 243 W. Congress, Suite 350, Detroit, MI 48226.

Restatement

During the year ended December 31, 2012, the Company issued convertible promissory notes (“Notes”) as described in Note 7. These Notes were originally accounted for in accordance with ASC 480, Liabilities — Distinguishing Liabilities from Equity. The Company determined that it is not appropriate to account for these Notes under ASC 480 as the monetary value is not predominately based on one of three factors in ASC 480-10-25-14 due to the underlying volatility of the Company stock and the conversion formula of the Notes. As such, the conversion feature of the Notes is accounted for in accordance with ASC 815, Derivatives and Hedging. The application of ASC 815 results in the recognition of a derivative liability for the conversion feature embedded in the Notes. In addition, there were several liabilities that were paid by the issuance of common stock prior to June 27, 2012. On June 27, 2012 a stock dividend/forward split of one share for every existing share as of the date of record. These liabilities were recorded in error as being valued at the post dividend/forward split value rather than at the value as of the date of issuance. These changes in values are reflected in the following Notes.

A summary of the effect of the restatement is as follows:

	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Balance Sheet - December 31, 2012

Cash	$1,007	$(2)	$1,005

Accounts receivable	$166	$(166)	$-

Total current assets	$1,173	$(168)	$1,005

Total assets	$28,925	$(168)	$28,757

Accounts and other payable	$211,159	$(48,438)	$162,721

Due to Related Party	$201,662	$1,761	$203,423

Convertible notes - related party	$70,000	$307	$70,307

Convertible notes	$197,822	$(144,554)	$53,268

Derivative liability	$-	$193,333	$193,333

Total liabilities	$819,969	$20,878	$840,847

Common stock	$62,637	$(1)	$62,636

Additional paid in capital	$9,794,373	$(2,601,500)	$7,192,873

Accumulated deficit during development stage	$(6,367,325)	$2,580,455	$(3,786,870)

Total Stockholders’ Deficit	$(791,044)	$(21,046)	$(812,090)

Total liabilities and stockholders’ deficit	$28,925	$(168)	$28,757

Consolidated Statement of Operations- For the Year Ended December 31, 2012

Sales	$12	$(12)	$-

Bank service charges	$3,943	$(39)	$3,904

New zoo revue	$257	$(257)	$-

Office and miscellaneous expenses	$6,796	$6,008	$12,804

Executive and directors compensation	$3,526,970	$(1,614,064)	$1,912,906

Waste project expenses	$182,448	$(17,226)	$165,222

Professional fees	$493,643	$(140,715)	$352,928

Investor relations	$33,080	$(14,000)	$19,080

Travel Expenses	$3,081	$16,849	$19,930

Loss on settlement of accounts payable	$518,122	$(518,122)	$-

Other financing costs	$365,582	$(182,791)	$182,791

Impairment of assets	$690,700	$(345,350)	$345,350

Total operating expense	$5,824,622	$(2,809,707)	$3,014,915

Operating loss	$(5,824,610)	$2,809,695	$(3,014,915)

Amortization of debt discount	$-	$(53,267)	$(53,267)

Derivative Expense	$-	$(122,365)	$(122,365)

Gain/loss on issuance of stock	$-	$168,591	$168,591

Loss on derivative	$-	$83,432	$83,432

Interest expense	$(52,253)	$31,551	$(20,702)

Total other (income) expense	$(52,253)	$(229,240)	$(281,493)

Net loss	$(5,876,863)	$2,580,455	$(3,296,408)

Net loss per common share	$0.12	$(0.05)	$0.07

Consolidated Statement of Cash Flows - For the Year Ended December 31, 2012

Net loss	$(5,876,863)	$2,580,455	$(3,296,408)

Amortization of convertible debt discount	$35,722	$17,545	$53,267

Issuance of common stock for services	$290,027	$(390)	$289,637

Issuance of common stock for compensation	$3,315,000	$(1,657,500)	$1,657,500

Issuance of common stock for impaired asset purchase	$690,700	$(345,350)	$345,350

Issuance of common stock for finance costs	$365,582	$(182,791)	$182,791

Loss on settlement of accounts payable	$518,122	$(518,122)	$-

Derivative expense	$-	$122,365	$122,365

Gain on derivatives	$-	$(83,432)	$(83,432)

Gain/loss on stock issuance	$-	$168,591	$168,591

Accounts receivables	$-	$(1,939)	$(1,939)

Accounts payable and accrued liabilities	$195,112	$(99,434)	$95,678

Cash used in operating activities	$377,372	$2	$377,374

Increase of cash	$691	$(2)	$689

Cash, end of period	$1,007	$(2)	$1,005

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Cirque Energy Inc. and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary E World Corp. and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of the Company and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology Solutions, Inc. was transferred to E World Corp., a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 4, 2012, E World Corp. was spun-out of the Company. On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a solely owned subsidiary for the sole purpose of acquiring the Davison Landfill. All significant inter-company transactions and balances have been eliminated.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the periods presented and has an accumulated deficit of $11,505,084. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012

Accounts and other payable, due to related parties	5,129	139,326

Accrued salaries and wages	224,758	-

Due to E World Corp., a related party	-	203,423

Secured note due to E World Corp., a related party	-	65,000

Secured note due to Blue Atelier Inc., a related party	-	5,307

	$229,887	$413,056

During the calendar year of 2013, E World Corp. and Blue Atelier Inc. ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013.

Related party transactions during the period include salary and consultancy fees for the year ending December 31, 2013 as follows:

	For the Year Ended December 31,
	2013	2012

Joe DuRant: CEO, Director	$270,641	$738,000

Gerry Shirren: CFO, Director (through December 31, 2012)	-	395,970

Frank O Donnell: Executive VP Business Development, Director	96,887	778,936

Roger Silverthorn: CFO, Director (effective February 1, 2013)	250,383	-

Richard Fosgitt, Director	141,308	-

Thomas Cote', Director	10,417	-

Total	$769,636	$1,912,906

The Company has recorded $21,340 and $0 in payroll tax liabilities during the year ended December 31, 2013 and 2012, respectively, related to payments made to its executives.

	Accrued Compensation to
	be issued in Class B	Class B Convertible	Common Stock after
	Preferred Shares	Preferred Issued ($10 Par)	Conversion

Joe DuRant: CEO, Director	$139,068	13,907	9,595,710

Roger Silverthorn: CFO, Director	159,525	15,953	11,007,225

Richard Fosgitt, Director	72,917	7,292	5,031,250

Thomas Cote': Director	10,417	1,042	718,750

	$381,927	38,194	26,352,935

The accrued compensation obligation of $381,927 is recorded as accrued salaries and wages for $69,427 and stock payable for $312,500 at December 31, 2013 on the consolidated balance sheet. On January 20, 2014, the Board of Directors approved the issue of 38,194 shares of Class B preferred stock in satisfaction of the $381,927 obligation due to the above officers and directors.

Blue Atelier Inc. Promissory Note May 20, 2013

On May 20, 2013, the Company received funding pursuant to a promissory note in the amount of $150,000. The promissory note is secured by the break-up fee in the Asset purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison landfill, and 10,000,000 shares of Company stock. The promissory note bears interest at 6% interest, has a loan premium of $75,000 and matures on July 1, 2013. As of December 31, 2013, $75,000 of discount has been amortized and included in the consolidated statement of operations.

On December 30, 2013, the $50,000 of cash proceeds received from the issuance of LG Capital Funding, LLC Promissory Note VIII (See Note 7) was used to pay Blue Atelier Inc. outstanding principal and interest. At December 31, 2013, $175,500 principal plus accrued interest of $8,332 is outstanding.

On January 21, 2014, the $30,000 of cash proceeds received from the issuance of GEL Properties, LLC Promissory Note was used to pay Blue Atelier Inc. outstanding principal and interest.

On April 2, 2014, the $105,000 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier Inc. outstanding principal and interest.

On June 27, 2014, the $53,771 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier Inc. outstanding principal upon which the Blue Atelier, Inc. Promissory Note of May 20, 2013 was paid in full.

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

For the years ended December 31, 2013 and 2012, the Company's waste project expenses were $0 and $165,222, respectively.

Note 6– Operating Lease Commitments

On February 1, 2014, the Company entered into a twelve month lease for office space for its head office at 645 Griswold, Suite 3274, Detroit, Michigan 48226. The monthly lease payment is $1,200.

Note 7 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012

On July 10, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing April 12, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $43,255 and derivative expense of $10,755 based on the Black Scholes Merton pricing model. As of December 31, 2012, $20,489 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2012 is $29,655 resulting in a gain on the change in fair value of the derivative of $13,601. The Note is shown net of a debt discount of $12,011 at December 31, 2012.

In accordance with the terms of the Note, the holder fully converted the Note on January 22, 2013, February 11, 2013, and February 25, 2013 for 3,341,965 shares of common stock for principal, interest and default interest of $33,800 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $29,655, amortization of debt discount of $12,011 and loss on settlement of promissory convertible notes of $25,004 for this Note was recorded.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing May 30, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $55,845 and derivative expense of $23,345 based on the Black Scholes Merton pricing model. As of December 31, 2012, $14,773 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2012 is $30,496 resulting in a gain on the change in fair value of the derivative of $25,348. The Note is shown net of a debt discount of $17,727 at December 31, 2012.

In accordance with the terms of the Note, the holder fully converted the Note on March 12, 2013, March 27, 2013, April 17, 2013, May 3, 2013, and May 30, 2013 for 13,815,255 shares of common stock for principal, interest and default interest of $33,950 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $30,496, amortization of debt discount of $17,727 and loss on settlement of promissory convertible notes of $35,352 for this Note was recorded.

Asher Enterprises Promissory Note III October 12, 2012

On October 12, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $27,500 bearing an 8% annual interest rate, unsecured and maturing July 16, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $27,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $58,316 and derivative expense of $30,816 based on the Black Scholes Merton pricing model. As of December 31, 2012, $7,942 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2012 is $27,371 resulting in a gain on the change in fair value of the derivative of $30,945. The Note is shown net of a debt discount of $19,558 at December 31, 2012.

In accordance with the terms of the note, the holder fully converted the note for shares of common stock on May 30, 2013, June 7, 2013, and June 13, 2013 for 10,963,973 shares of common stock for principal, interest and default interest of $42,350 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $27,371, amortization of debt discount of $19,558 and loss on settlement of promissory convertible notes of $42,073 for this Note was recorded.

Asher Enterprises Promissory Note IV November 29, 2012

On November 29, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $27,500 bearing an 8% annual interest rate, unsecured and maturing September 3, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $27,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $45,906 and derivative expense of $18,406 based on the Black Scholes Merton pricing model. As of December 31, 2012, $3,165 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2012 is $39,475 resulting in a gain on the change in fair value of the derivative of $6,431. The Note is shown net of a debt discount of $23,335 at December 31, 2012.

In accordance with the terms of the Note, the holder fully converted the Note on June 17, 2013, June 19, 2013, June 20, 2013, June 25, 2013, and June 28, 2013 for 11,837,273 shares of common stock for principal, interest and default interest of $42,350 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $39,475, amortization of debt discount of $24,335 and loss on settlement of promissory convertible notes of $88,619 for this Note was recorded.

Asher Enterprises Promissory Note V February 11, 2013

On February 11, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $27,500 bearing an 8% annual interest rate, unsecured and maturing November 11, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $27,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $43,080 and derivative expense of $15,580 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the Note on August 12, 2013, August 20, 2013, and August 26, 2013 for 5,343,203 shares of common stock for principal, interest and default interest of $42,350 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $43,080, amortization of debt discount of $27,500 and loss on settlement of promissory convertible notes of $26,255 for this Note was recorded.

Asher Enterprises Promissory Note VI May 8, 2013

On May 8, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $12,500 bearing an 8% annual interest rate, unsecured and maturing February 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $12,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $22,229 and derivative expense of $9,729 based on the Black Scholes Merton pricing model.

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

In accordance with the terms of the Note, the holder fully converted the Note on November 13, 2013 for 4,844,961 shares of common stock for principal of $12,500 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $22,229, amortization of debt discount of $12,500 and loss on settlement of promissory convertible notes of $30,136 for this Note was recorded.

Asher Enterprises Promissory Note VII June 26, 2013

On June 26, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing March 26, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,198 and derivative expense of $42,498 based on the Black Scholes Merton pricing model.

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

As of December 31, 2013, $22,381 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $59,642 resulting in a gain on the change in fair value of the derivative of $15,135. The Note is shown net of a debt discount of $10,119 at December 31, 2013.

Asher Enterprises Promissory Note VIII July 10, 2013

On July 10, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing April 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $68,097 and derivative expense of $35,597 based on the Black Scholes Merton pricing model.

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

As of December 31, 2013, $20,639 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $60,487 resulting in a gain on the change in fair value of the derivative of $8,033. The Note is shown net of a debt discount of $11,861 at December 31, 2013.

Asher Enterprises Promissory Note IX December 23, 2013

On December 23, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $47,500 bearing an 8% annual interest rate, unsecured and maturing September 23, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $47,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $69,489 and derivative expense of $21,989 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $1,387 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $108,282 resulting in a loss on the change in fair value of the derivative of $38,793. The Note is shown net of a debt discount of $46,113 at December 31, 2013.

JMJ Financial Promissory Note I October 31, 2012

On October 31, 2012, the Company issued a Convertible Note (“Note”) to JMJ Financial in the original principle amount of $250,000 and maturing in one year from the date of issue of each tranche for $212,000 of consideration paid in cash and a $35,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. Otherwise interest is a one-time charge of 5% of the principal and allocated original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at JMJ Financials option at a variable conversion price calculated as lessor of (a) $0.095 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On October 31, 2012, the Company received cash proceeds of $35,000 with an original issue discount of $6,274 on the first tranche of the Note. The Company recorded a debt discount in the amount of $41,274 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $74,043 and derivative expense of $39,043 based on the Black Scholes Merton pricing model.

As of December 31, 2012, $3,165 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2012 is $66,936 resulting in a gain on the change in fair value of the derivative of $7,107. The Note is shown net of a debt discount of $38,109 at December 31, 2012.

In accordance with the terms of the Note, the JMJ Financial fully converted the Note on May 9, 2013, May 17, 2013, June 18, 2013, July 12, 2013, and August 1, 2013 for 21,269,721 shares of common stock for principal and interest of $43,337 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $66,936, amortization of debt discount of $38,109 and loss on settlement of $238,401 for this Note was recorded.

JMJ Financial Promissory Note II January 30, 2013

On January 30, 2013, the Company received cash proceeds of $25,000 with an original issue discount of $4,481 on the second tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $29,481 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $49,461and derivative expense of $24,461 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the JMJ Financial fully converted the Note on August 30, 2013 and September 27, 2013 for 6,948,416 shares of common stock for principal and interest of $30,955 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $49,461, amortization of debt discount of $29,481 and loss on settlement of promissory convertible notes of $59,241 for this Note was recorded.

JMJ Financial Promissory Note III May 30, 2013

On May 30, 2013, the Company received cash proceeds of $25,000 with an original issue discount of $7,481 on the third tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $32,481 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $280,960 and derivative expense of $255,960 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the JMJ Financial partially converted the Note on December 2, 2013 for 7,400,000 shares of common stock for principal and interest of $28,897 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $252,303.

As of December 31, 2013, $19,133 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $6,622 resulting in a gain on the change in fair value of the derivative of $274,338. The Note is shown net of a debt discount of $13,348 at December 31, 2013.

JMJ Financial Promissory Note IV August 18, 2013

On August 18, 2013, the Company received cash proceeds of $30,000 with an original issue discount of $5,377 on the fourth tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $35,377 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $51,643 and derivative expense of $21,643 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $13,085 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $74,290 resulting in a loss on the change in fair value of the derivative of $22,647. The Note is shown net of a debt discount of $22,292 at December 31, 2013.

JMJ Financial Promissory Note V September 25, 2013

On September 25, 2013, the Company received cash proceeds of $25,000 with and original issue discount of $4,481 on the fifth tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $29,481 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $47,618 and derivative expense of $22,618 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $7,835 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $65,561 resulting in a loss on the change in fair value of the derivative of $17,943. The Note is shown net of a debt discount of $21,646 at December 31, 2013.

JMJ Financial Promissory Note VI December 9, 2013

On December 9, 2013, the Company received cash proceeds of $50,000 with an original issue discount of $8,962 on the sixth tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $58,962 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $434,130 and derivative expense of $384,130 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $3,554 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $134,874 resulting in a gain on the change in fair value of the derivative of $299,256. The Note is shown net of a debt discount of $55,408 at December 31, 2013.

LG Capital Funding, LLC Promissory Note I June 4, 2013

On June 4, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $26,500 bearing an 8% annual interest rate, unsecured and maturing March 4, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $44,490 and derivative expense of $17,990 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the Note on December 9, 2013 for 2,612,322 shares of common stock for principal and interest of $27,560 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $44,490, amortization of debt discount of $26,500 and loss on settlement of promissory convertible notes of $62,811 for this Note was recorded.

LG Capital Funding, LLC Promissory Note II July 18, 2013

On July 18, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $26,500 bearing an 8% annual interest rate, unsecured and maturing April 16, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $84,191 and derivative expense of $57,691 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $16,055 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $60,192 resulting in a gain on the change in fair value of the derivative of $23,999. The Note is shown net of a debt discount of $10,445 at December 31, 2013.

LG Capital Funding, LLC Promissory Note III August 30, 2013

On August 30, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $32,000 bearing an 8% annual interest rate, unsecured and maturing May 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $66,705 and derivative expense of $34,705 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $14,418 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $74,338 resulting in a loss on the change in fair value of the derivative of $7,633. The Note is shown net of a debt discount of $17,582 at December 31, 2013.

LG Capital Funding, LLC Promissory Note IV September 18, 2013

On September 18, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $26,500 bearing an 8% annual interest rate, unsecured and maturing June 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $45,285 and derivative expense of $18,785 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $10,095 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $62,707 resulting in a loss on the change in fair value of the derivative of $17,422. The Note is shown net of a debt discount of $16,405 at December 31, 2013.

LG Capital Funding, LLC Promissory Note V August 5, 2013

On August 5, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $65,000 bearing an 8% annual interest rate, unsecured and maturing May 5, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $65,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $138,011 and derivative expense of $73,011 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the Note on August 22, 2013, September 20, 2013 and October 22, 2013 for 12,920,110 shares of common stock for principal of $65,000 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $138,011, amortization of debt discount of $65,000 and loss on settlement of promissory convertible notes of $112,771 for this Note was recorded.

Proceeds from this Promissory Note V of $65,000 were used to pay E World Corp for the assignment of the secured Note Payable. No interest was paid resulting in a gain on settlement of $20,693.

LG Capital Funding, LLC Promissory Note VI November 18, 2013

On November 18, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $30,000 bearing an 8% annual interest rate, unsecured and maturing August 18, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $77,099 and derivative expense of $47,099 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $4,725 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $81,246 resulting in a loss on the change in fair value of the derivative of $4,147. The Note is shown net of a debt discount of $25,275 at December 31, 2013.

LG Capital Funding, LLC Promissory Note VII November 27, 2013

On November 27, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $26,500 bearing an 8% annual interest rate, unsecured and maturing August 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $214,287 and derivative expense of $187,787 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $3,300 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $71,590 resulting in a gain on the change in fair value of the derivative of $142,696. The Note is shown net of a debt discount of $23,200 at December 31, 2013.

LG Capital Funding, LLC Promissory Note VIII December 30, 2013

On December 30, 2013, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $50,000 bearing an 8% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $136,117 and derivative expense of $86,117 based on the Black Scholes Merton pricing model.

On December 30, 2013, the $50,000 of cash proceeds received from the issuance of LG Capital Funding, LLC Promissory Note VIII was used to pay Blue Atelier Inc. outstanding principal and interest.

As of December 31, 2013, $182 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $135,552 resulting in a gain on the change in fair value of the derivative of $565. The Note is shown net of a debt discount of $49,818 at December 31, 2013.

Matthew Morris Promissory Note I November 8, 2013

On November 8, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Matthew Morris (“Holder”) in the original principle amount of $46,500 bearing an 8% annual interest rate, unsecured and maturing August 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price which means average trading price during the three trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $46,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,721 and derivative expense of $16,221 based on the Black Scholes Merton pricing model.

As of December 31, 2013, $9,027 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $60,372 resulting in a gain on the change in fair value of the derivative of $2,349. The Note is shown net of a debt discount of $37,473 at December 31, 2013.

The derivative liability of the Notes was measured using the Black-Scholes model based on the following assumptions:

Stock price – closing price of the Company stock on the valuation date ($0.0038-$0.145)

Exercise price – based on conversion formula on the valuation date ($0.0013-$0.1073)

Volatility – expected standard deviation based on historical volatility of the stock (213% - 546%)

Expected life – remaining life to the maturity date (0.23 years – 1.0 years)

Discount rate – Treasury bill rates based for the expected life on the valuation date (0.09%-0.15%)

Note 8 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of undesignated $0.001 par value preferred stock, of which 13,420 shares of Class A preferred stock (“Class A”) with a par value of $10, 100,000 shares of Class B (“Class B”) preferred stock with a par value of $10, and 100,000 shares of Class C (“Class C”) preferred stock with a par value of $10.

The preference term of the Class A and Class B is five years with conversion rights to common shares at any time after six months. Each Class A, Class B, and Class C is convertible into 2,857.14, 690 shares, and 592 shares of common stock, respectively. Each Class A, each Class B, and each Class C share is entitled to 2,857.14 votes, 3,450 votes, and 592 votes, respectively, on any matter that is brought to a vote of the common stock holders.

Other Stock Issuances

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

On April 3, 2012, the Company settled accounts payable totalling $131,878 of amounts outstanding since 2009. On April 19, 2012, the accounts payable totalling $121,878 were settled through the issuance of 6,500,000 shares of common stock. On the date of settlement the closing price of the Company’s common stock was $0.10 per share, resulting in a loss on settlement of $259,061 during the year ended December 31, 2012.

On April 17, 2012, the Board of Directors of the Company approved the issuance of 6,500,000 shares of restricted common stock to key executives and directors of the Company as a bonus incentive.

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

On January 22, 2013, the Company entered into an assignment agreement with E World Corp., an entity under common control, whereby E World Corp. agreed to purchase the outstanding subscription agreement from Diamond Transport Ltd. for $75,000 payable in three monthly cash installments of $25,000, with the last payment due on March 22, 2013. As of December 31, 2013, the Company has received $75,000 cash from E World Corp. The Company recorded the cash receipt of $75,000 as additional paid-in capital as of December 31, 2013, due to the related party relationship. The $150,000 stock payable to Diamond Transport was reversed and any further liability to Diamond Transport Ltd. was assumed by E World Corp.

On April 22, 2013, the Board of Directors approved the issue of 6,880 Class A Preferred Shares at $10 par value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 par value to Joseph L. DuRant for the conversion of debt totaling $134,200. The fair value of the shares issued was $134,200 based on the quoted market price of the shares on the date of approval on an as converted basis.

All share amounts in the financial statements have been retroactively restated to reflect the share dividends and forward stock splits.

Stock issued during the year to date ended December 31, 2013 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Stock Issued for Settlement of Convertible Notes Payable

				Conversion
				Price based on
				the Conversion	Principal and
	Stock Issues for year ended	Number of Shares		Formula in the	Interest
Date of Issue	December 31, 2013	issued	Purpose of Issue	Notes	Converted
January 22, 2013	Asher Enterprises, Inc	1,153,846	Debt Conversion	$0.013	$15,000.00
February 11, 2013	Asher Enterprises, Inc	1,188,119	Debt Conversion	$0.010	$12,000.00
February 25, 2013	Asher Enterprises, Inc	1,000,000	Debt Conversion	$0.007	$6,800.00
March 12, 2013	Asher Enterprises, Inc	3,108,108	Debt Conversion	$0.004	$11,500.00
March 27, 2013	Asher Enterprises, Inc	3,086,957	Debt Conversion	$0.002	$7,100.00
April 17, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.002	$7,500.00
May 3, 2013	Asher Enterprises, Inc	3,588,235	Debt Conversion	$0.002	$6,100.00
May 9, 2013	JMJ Financial	3,500,000	Debt Conversion	$0.002	$5,775.00
May 17, 2013	JMJ Financial	4,100,000	Debt Conversion	$0.001	$4,510.00
May 30, 2013	Asher Enterprises, Inc	460,526	Debt Conversion	$0.004	$1,750.00
May 31, 2013	Asher Enterprises, Inc	3,684,211	Debt Conversion	$0.004	$14,000.00
June 7, 2013	Asher Enterprises, Inc	3,571,429	Debt Conversion	$0.004	$15,000.00
June 14, 2013	Asher Enterprises, Inc	3,708,333	Debt Conversion	$0.004	$13,350.00
June 18, 2013	JMJ Financial	4,900,000	Debt Conversion	$0.001	$5,390.00
June 18, 2013	Asher Enterprises, Inc	1,196,970	Debt Conversion	$0.003	$3,950.00
June 20, 2013	Asher Enterprises, Inc	1,194,444	Debt Conversion	$0.004	$4,300.00
June 20, 2013	Asher Enterprises, Inc	3,696,970	Debt Conversion	$0.003	$12,200.00
June 26, 2013	Asher Enterprises, Inc	4,888,889	Debt Conversion	$0.004	$17,600.00
June 28, 2013	Asher Enterprises, Inc	860,000	Debt Conversion	$0.005	$4,300.00
July 12, 2013	JMJ Financial	5,700,000	Debt Conversion	$0.003	$15,675.00
August 1, 2013	JMJ Financial	3,069,721	Debt Conversion	$0.004	$11,987.00
August 12, 2013	Asher Enterprises, Inc	1,500,000	Debt Conversion	$0.010	$15,000.00
August 20, 2013	Asher Enterprises, Inc	2,027,027	Debt Conversion	$0.007	$15,000.00
August 22, 2013	LG Capital Funding LLC	5,000,000	Debt Conversion	$0.006	$27,500.00
August 27, 2013	Asher Enterprises, Inc	1,816,176	Debt Conversion	$0.007	$12,350.00
August 30, 2013	JMJ Financial	3,000,000	Debt Conversion	$0.004	$13,365.00
September 20, 2013	LG Capital Funding LLC	4,132,231	Debt Conversion	$0.006	$25,000.00
September 27, 2013	JMJ Financial	3,948,416	Debt Conversion	$0.004	$17,590.00
October 22, 2013	LG Capital Funding LLC	3,787,879	Debt Conversion	$0.003	$12,500.00
November 13, 2013	Matthew Morris	4,844,961	Debt Conversion	$0.003	$12,500.00
December 2, 2013	JMJ Financial	7,400,000	Debt Conversion	$0.004	$28,897.00
December 26, 2013	LG Capital Funding LLC	2,612,322	Debt Conversion	$0.011	$27,560.00
Totals		101,297,199			$403,049.00

During the year ended December 31, 2013, the Company issued at total of 101,297,199 shares of common stock for an aggregate fair value of $1,427,914 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $1,427,914 and the principal and interest converted of $403,049 is recorded as a loss on settlement of promissory notes of $1,024,869 in the consolidated statements of operations.

As of December 31, 2013 and December 31, 2012, the Company had 163,934,049 and 62,636,850 shares of common stock outstanding, respectively.

Stock Payable

On June 27, 2012, the Company entered into a Stock Purchase Agreement (“Agreement”) with Diamond Transport Ltd. under which the Company would issue 1,000,000 shares of common stock at $0.50 per share with a closing of the sale on or before July 15, 2012 with $100,000 to be received as an advance payment on July 5, 2012. The advance payment of $100,000 was received on July 20, 2012 and $50,000 was received on August 20, 2012. According to the Agreement, the closing date of the transaction is upon receipt of the total outstanding balance of $350,000. As of December 31, 2012, the Company has not issued any shares, and as such the Company has recorded $150,000 as stock payable. On January 22, 2013, the Company entered into an assignment agreement with E World Corp., an entity under common control, whereby E World Corp. agreed to purchase the outstanding balance due subscription agreement from Diamond Transport Ltd. for the subscription agreement noted above of $350,000 for $75,000 payable in three monthly cash installments of $25,000, with the last payment due on March 22, 2013. As of December 31, 2013, the Company has received $75,000 cash from E World Corp. The Company recorded the cash receipt of $75,000 as additional paid-in capital as of December 31, 2013, due to the related party relationship. The $150,000 stock payable to Diamond Transport was reversed and any further liability to Diamond Transport Ltd. was assumed by E World Corp.

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of December 31, 2013 and 2012, the Company has recorded $30,000 and $20,000, respectively, in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 share of common stock. As of December 31, 2013 and 2012, the Company has an obligation for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company's common stock. As of December 31, 2013 and 2012, the no shares have been issued and the obligation has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of December 31, 2013 and 2012, no shares have been issued and the obligation has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World Corp. and 1,941,714 shares of common stock to Blue Atelier, Inc. for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

On January 31, 2013, the Company agreed to issue $10,000 of the Company’s stock in exchange for services. As of December 31, 2013, no shares have been issued and the obligation has been recorded as stock payable.

On January 20, 2014, the Board of Directors approved the issue of 38,193 shares of Class B preferred stock for officer compensation for services provided in 2013. As of December 31, 2013, no shares were issued and the $312,500 for this obligation was recorded as stock payable.

Note 9 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to full utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred asset is $3,048,155 ($1,928,768 in 2012) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $10,124,081. The total valuation allowance is $3,048,155 ($1,928,768 in 2012). Details for the last two periods follow:

	As of December 31,
	2013	2012
Deferred tax asset	$3,048,155	$1,928,768
Valuation allowance	(3,048,155)	(1,928,768)
	$0	$0

As of December 31, 2013, the Company had available unused operating loss carry forwards of approximately $10,124,081 ($6,925,834 in 2012) for federal taxes that may provide future tax benefits, expiring between 2021 and 2033.

Note 10 - Subsequent Events

On May 16, 2013, the Company and Cirque Energy II, LLC announced a commitment to a merger. The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share. As of September 30, 2014, the merger has not closed.

On January 6, 2014, the Company received funding pursuant to a convertible promissory note with LG Capital Funding, LLC in the amount of $52,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.

On January 7, 2014, pursuant to the LG Capital Funding LLC Promissory Note VIII December 30, 2013 (as described in Note 7) $20,000 in principal was converted to 2,094,241 shares of common stock.

On January 15, 2014, pursuant to the LG Capital Funding LLC Promissory Note VIII December 30, 2013 (as described in Note 7) $30,000 in principal was converted to 3,030,303 shares of common stock.

On January 20, 2014, the Board of Directors approved the issuance of 38,193 shares of Class B preferred stock in full satisfaction of accrued wages and stock payable of $381,927 as detailed in Note 4.

On January 21, 2014, the Company reassigned $30,000 of the Blue Atelier Promissory Note dated May 7, 2013 (as described in Note 4) to GEL Properties, LLC. The promissory note is unsecured, bears interest at 6% per annum, and matures on January 21, 2015.

On January 21, 2014, the Company received funding pursuant to a convertible promissory note with GEL Properties, LLC in the amount of $65,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on January 21, 2015.

On January 29, 2014, pursuant to the LG Capital Funding LLC Promissory Note II July 18, 2013 (as described in Note 7) $26,500 in principal and $1,144.22 in interest was converted to 3,566,996 shares of common stock.

On January 28, 2014, pursuant to the GEL Properties, LLC Promissory Note I January 20, 2014 (as described in Note 10) $16,796 in principal was converted to 2,000,000 shares of common stock.

On February 13, 2014, pursuant to an agreement, Carmel Advisors LLC was issued 3,000,000 shares of common stock as payment for consulting services to be provided by Carmel Advisors LLC. The services shall include, but are not limited to, the development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of the Company’s activities and to stimulate the investment community’s interest in the Company.

On February 14, 2014, the Company received funding pursuant to a convertible promissory note with Typenex Co-Investment LLC in the amount of $150,000, which consisted of $115,000 in cash proceeds, $15,000 financing fees, and $20,000 legal fees. The promissory note bears interest at 10% per annum, and matures at 15 months from the Issuance date. The Company issued to Typenex warrants exercisable commencing 6 months from the issuance date.

On February 26, 2014, pursuant to the GEL Properties, LLC Promissory Note I January 21, 2014 (as described in Note 10) $11,301 in principal was converted to 1,500,000 shares of common stock.

On February 27, 2014, pursuant to an agreement, Frank O’Donnell returned to Treasury 4,500,000 shares of common stock. The agreement calls for the reissue of the shares upon the addition of authorized shares proposed by the Company at 7,000,000 shares.

On March 6, 2014, pursuant to the JMJ Financial Promissory Note IV August 14, 2013 (as described in Note 7) $13,612.50 in principal was converted to 2,500,000 shares of common stock.

On March 10, 2014, pursuant to the GEL Properties, LLC Promissory Note I January 20, 2014 (as described in Note 10) $1,903 in principal was converted to 251,895 shares of common stock.

On March 21, 2014, pursuant to the LG Capital Funding LLC Promissory Note III August 30, 2013 (as described in Note 7) $32,000 in principal and $1,493 in interest was converted to 5,536,088 shares of common stock.

On March 27, 2014, the board of directors of the Company (the “Board”) authorized the designation of 100,000 shares of the Class C Preferred Stock out of its available preferred stock. On March 28, 2014, the Company filed the Certificate of Designation of the Class C Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Florida. Each such share of Class C Preferred Stock is convertible into 592 shares of Common Stock at any time at the Holder’s option. The shares of Class C Preferred Stock entitles the holder thereof to vote such shares on an “as-converted” basis at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Class C Preferred Stock has a stated value $10.00 per share.

On March 31, 2014, pursuant to the Matthew Morris restatement of the Asher Promissory Note 8 dated July 10, 2013 (as described in Note 7 above) $32,500 of principal was converted to 4,062,500 shares of common stock.

On March 27, 2014, Joseph DuRant, CEO of Cirque Energy, Inc. returned to Treasury 5,200,000 share of common stock in exchange for 8,784 Class C Preferred Shares.

On March 27, 2014, Green Renewable Energy Solutions, Inc. of which Joseph DuRant is the sole shareholder, returned to Treasury 9,209,334 shares of common stock in exchange for 15,556 Class C Preferred Shares.

On April 2, 2014, the Company received funding pursuant to a convertible promissory note with Union Capital, LLC in the amount of $100,000. The promissory note is unsecured, bears interest at 9% per annum, and matures on April 2, 2015.

On April 2, 2014, the Company reassigned $100,000 of principal and $5,000 of interest of the Blue Atelier Promissory Note dated May 7, 2013 (as described in Note 4) to Union Capital, LLC. The promissory note is unsecured, bears interest at 6% per annum, and matures on April 2, 2015.

On April 4, 2014, pursuant to the Union Capital, LLC Promissory Note of April 2, 2014, (as described above in Note 10) $15,000.00 in principal was converted to 1,930,005 shares of common stock.

On April 13, 2014, pursuant to the JMJ Financial Promissory Note IV August 14, 2013 (as described in Note 7) $28,591.92 in principal was converted to 5,198,531 shares of common stock.

On April 25, 2014, pursuant to an agreement, Kodiak Capital Group was issued 15,000,000 shares of common stock as part of a commitment fee for the purchase of $5,000,000 of the Company’s securities after a registration statement has been declared effective by the Securities and Exchange Commission. The shares may be repurchased by the Company at $0.02 per share until October 31, 2014. The transaction is in the documentation stage and expected to close in the fourth quarter.

On June 27, 2014, the Company received funding pursuant to a convertible promissory note with Union Capital, LLC in the amount of $34,188. The promissory note is unsecured, bears interest at 9% per annum, and matures on June 27, 2015.

On August 5, 2014, the Company received funding pursuant to a convertible promissory note with Blue Atelier, Inc. in the amount of $35,000. The promissory note is unsecured, bears interest at 9% per annum, and matures on September 30, 2014.

On September 9, 2014, pursuant to an agreement, Blue Atelier returned to Treasury 6,900,000 shares of common stock. The agreement calls for the reissue of the shares upon the addition of authorized shares proposed by the Company at a 50% premium.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. On August 9, 2010 the Board of Directors approved the engagement of De Joya Griffith and De Joya Griffith continued as its independent registered public accounting firm until January 9, 2014 at which time they resigned from the engagement. On January 27, 2014 the Board of Directors approved the engagement of Silberstein Ungar, PLL as the Company’s independent registered public accounting firm.

On August 7, 2014, Silberstein Ungar, PLLC notified the Company that its client base had been acquired by KLJ & Associates, LLP. As a result of the transaction, Silberstein Ungar, PLLC effectively resigned as the Company’s independent registered public accounting firm and as the successor following the transaction, KLJ & Associates, LLP became the Company’s independent registered public accounting firm. The engagement of the KLJ & Associates, LLP was approved by the Company’s Board of Directors on August 7, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision of Joseph DuRant, our Chief Executive Officer, and Roger Silverthorn, our former Chief Financial Officer. Based upon that evaluation, Messrs. DuRant and Silverthorn concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were not effective as of December 31, 2013.

Material Weaknesses

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

Management hired a full-time Chief Financial Officer as of February 1, 2013. His duties included correcting the areas of deficiency in financial controls. His past experience as a CPA, auditor, and CEO of a renewable energy company with multiple locations both domestic and foreign, provides a valuable reference for implementing practical financial controls and building a financial framework for the Company. Consolidating financial operations to a central location has provided a first step in that process. Management hired a subsequent Chief Financial Officer as of July 1, 2014. His past experience as a CFO of both public and private companies, start-up companies, and mature companies will provide valuable experience in correcting the areas of deficiency in financial controls.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

ITEM 9B.

Not applicable

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The directors and officers are as follows:

Name	Age	Position
Joe DuRant	54	President, CEO and Director
David Morgan	56	CFO
Roger Silverthorn	64	Secretary, Executive Vice President of Business Development, and Director
Thomas Coté	53	Director
Richard Fosgitt	44	Executive Vice President of Engineering. & Technology., Director

Mr. DuRant has been an entrepreneur and business consultant for the past 26 years. He has considerable experience in structuring, developing, operating and financing start-up and early stage development companies. He has successfully launched three start-up companies including one that went public on NASDAQ. Mr. DuRant has secured start up and operating capital through the issuance of private and public equity and debt instruments. He is currently working with strategic technology developers and manufacturers to achieve the commercial deployment of new biomass gasification technology systems to produce waste to energy electricity and fuel production. Strategic alliances with technology manufacturers representing widely deployed technologies and new cutting edge waste to energy technologies are expected to provide a significant advantage to Cirque in selecting the most efficient operating systems specific to each location. The Board of Directors believes that Mr. DuRant is qualified to serve as a director because of his experience in structuring, developing, operating and financing start-up and early stage development companies in the public sector.

Mr. Morgan began his career with AT&T Corp., holding a variety of positions in operations, sales, and marketing. In 1995 he was appointed Controller of a $3 billion business unit of the telecommunications company and then was promoted to Chief Financial Officer of one of their subsidiary companies. Dave has over 15 years’ experience serving as the CFO of several companies in the technology and services industries, from start-up through mature, including both public and private companies. In addition, he has successfully partnered and engaged with venture capital and private equity firms, hedge funds and mutual funds, led a private placement, and managed a public offering.

Mr. Silverthorn has over 30 years of experience in the renewable energy business and has served as the owner and operator of eight solid fuel biomass power plants in two countries and several states. He led the development of a vertically integrated fuel system in appropriate jurisdictions. Mr. Silverthorn also developed a renewable energy marketing company, among the first in the United States. He was an early entrant to the renewable energy business when renewable power generation was in its infancy. His background as a CPA in public accounting has been invaluable to his success. The Board of Directors believes that Mr. Silverthorn is qualified to serve as a director because of his experience in senior management and his operations experience in the renewable energy field.

Mr. Coté is a construction and real estate professional with 28 years of experience. Most recently he has been involved in the development of several energy projects including wind, ethanol, biomass, and waste to energy and agricultural products to energy. Mr. Coté brings to the team an experienced hands-on approach to project development and implementation. In his career, Mr. Coté has been responsible for delivering complex construction projects in the United States, Europe, and Asia. Mr. Cote’ focus includes establishing the overall business strategy, providing the vision and purpose to advance the Company’s mission and objectives as well as project planning, go/no-go decision making, pre-construction, customer relations, business development, and program management support. The Board of Directors believes that Mr. Coté is qualified to serve as a director because of his extensive construction management and project development experience.

Mr. Fosgitt is a professional engineer with over 20 years of experience in engineering projects in a diverse array of size in the industrial, energy and development sectors. He has recently been involved in the development of several energy projects including biomass, waste to energy, agricultural products to energy, and wind energy. His design experience with a number of energy systems allows him to assess customer desires and develop the optimum system to meet those needs within the required economic parameters. In addition, he is experienced with site assessment, due diligence, environmental permitting, and engineering approvals. The Board of Directors believes that Mr. Fosgitt is qualified to serve as a director because of his project development, engineering, and management experience.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Cirque Energy, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

No non-compete or non-disclosure agreements exist between the management of Cirque and any prior or current employer.

There are no employees under contract with Cirque as of December 31, 2013.

Board of Director Meetings and Committees

The Board of Directors held several formal meetings both in person and by teleconference during the year ended December 31, 2013. The board has conducted board activities through unanimous consent board resolutions in lieu of meetings. The directors received no compensation for their role as directors for the year ended December 31, 2013.

The board has not formed any committees and performs all functions that would be delegated.

Code of Ethics

The board of directors of Cirque Energy, Inc. has adopted a written Code of Ethics, which has been filed as an exhibit to this Annual Report.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

None of the director(s) or executive officers of the Company: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation
Name and		Salary		Bonus	Awards	Awards	Compensation	Earnings	Benefits	Total
Principal Position	Year	($ )		($ )	($ )	($ )	($ )	($ )	($ )	($)

	2012	$75,000		-	$663,000	-	-	-	-	$738,000
Joe DuRant						-	-	-	-
	2013	$125,000		-	$133,860	-	-	-	$11,782	$270,641

President and CEO

	2012	$115,936		$-	$663,000	$-	$-	$-	$-	$778,936
Frank O 'Donnell
	2013	$88,542	*	$-	$-	$-	$-	$-	$8,345	$96,887

Exec VP Business Development (through August 2013)

	2012	$64,470		$-	$331,500	$-	$-	$-	$-	$395,970
Gerry Shirren
	2013	$-		$-	$-	$-	$-	$-	$-	$-

CFO / COO (through December 2012)

Roger Silverthorn	2013	$114,583		$-	$125,000	$-	$-	$-	$10,800	$250,383

CFO (beginning February 1, 2013)

Richard Fosgitt	2013	$62,500		$-	$72,917	$-	$-	$-	$5,891	$141,308

Exec VP Engineering and Technology

Thomas Cote'	2013	$-		$-	$10,417	$-	$-	$-	$-	$10,417
Board Member		$-

*accrued and unpaid

Notes:

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c) (2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2013, Cirque had health, hospitalization and medical plans available for its employees. Further, Cirque had no pension plans or plans or agreements which provide compensation in the event of termination of employment or change in control of our company

Employment Agreements

As of the year ended December 31, 2013, Cirque has not entered into formal employment agreements with any of our executive officers or directors. Mr. DuRant’ annual compensation was increased to $125,000 annually effective January 1, 2013. Mr. Silverthorn’ salary is $125,000 annually effective February 1, 2013. Cash payments are made based on the Company’s ability to pay. On January 10, 2014 the Board of Directors increased Mr. DuRant’ and Mr. Silverthorn’ salary to $250,000 annually payable as $125,000 in cash and $125,000 in stock effective January 1, 2014. Mr. Fosgitt’ annual salary is $187,500 payable as $125,000 in cash and $62,500 in stock effective January 1, 2014.

Compensation of Directors

Cirque paid no compensation to any directors as director’s fees, nor any fees for attendance or similar remuneration or reimbursement for any out-of-pocket business expenses incurred, for the year ended December 31, 2013.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock beneficially owned based on 192,532,405 issued and outstanding shares of Common Stock as of November 26, 2014 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 192,532,405 shares of Common Stock issued and outstanding as of the date of this Annual Report.

Cirque has three classes of Preferred Stock. The preferential rights and benefits of each of these classes are summarized as follows:

Class “A” Preferred: 13,420 shares of Class A Preferred Stock are convertible into 2,857.14 shares of Common Stock at any time beginning six months after issue at the Holder’s option. The shares of Class A Preferred Stock entitles the holder thereof to vote such shares on an “as-converted” basis at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Class A Preferred Stock has a stated value $10.00 per share.

Class “B” Preferred: 100,000 shares of Class B Preferred Stock are convertible into 690 shares of Common Stock at any time beginning six months after issue at the Holder’s option. The shares of Class B Preferred Stock entitles the holder thereof to vote such shares on an five votes for each common share that would be received on conversion. Each share of Class B of Convertible Preferred Share will be entitled to 3,450 votes and may vote on any matter that is brought to a vote of the common stock holders. The Class B Preferred Stock has a stated value $10.00 per share.

Class “C” Preferred: 100,000 shares of Class C Preferred Stock are convertible into 592 shares of Common Stock at any time at the Holder’s option. The shares of Class C Preferred Stock entitles the holder thereof to vote such shares on an “as-converted” basis at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Class C Preferred Stock has a stated value $10.00 per share.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Officers and Directors (1)
Joseph DuRant (2)	81,066,631	21.5%
Roger Silverthorn (3)	55,036,125	14.6%
Thomas Coté (4)	3,593,751	1.0%
Richard Fosgitt (5)	25,156,251	6.7%
All executive officers and directors as a group (4 persons)	164,852,758	43.8%
5% or Greater Beneficial Owners
Frank O’Donnell (6)	22,257,123	5.9%

(1)          The address for each of the officers and directors is c/o Cirque Energy, Inc., at 645 Griswold Street, Penobscot Building, Suite 3274, Detroit, MI 48226

(2)          Consists of: (i) an aggregate of 14,409,334 shares of common stock, 9,209,334 of which are held by Green Renewable Energy Solutions, Inc., an entity of which Mr. DuRant is the control person, (ii) 6,880 shares of Class A Preferred Stock which carry the voting power of 18,685,714 shares of common stock, and (iii) 13,907 shares of Class B Preferred Stock which carry the voting power of 47,978,550 shares of common stock, and 24,328 shares of Class C Preferred Stock, 15,556 of which are held by Green Renewable Energy Solutions, Inc., an entity of which Mr. DuRant is the control person; which carry the voting power of 14,402,367 shares of common stock.

(3)          Consists of 15,953 shares of Class B Preferred Stock which carry the voting power of 55,036,125 shares of common stock. The shares are owned jointly by Mr. Silverthorn and his spouse Suzanne Silverthorn.

(4)          Consists of 1,042 shares of Class B Preferred Stock which carry the voting power of 3,593,751 shares of common stock.

(5)           Consists of 7,292 shares of Class B Preferred Stock which carry the voting power of 25,156,251 shares of common stock.

(6)           Consists of: (i) an aggregate of 2,600,000 shares of common stock, (ii) 6,880 shares of Class A Preferred Stock which carry the voting power of 19,657,123 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Accounts and other payable, due to related parties	5,129	139,326
Accrued salaries and wages - related party	224,758	-
Due to E World Corp. a related party	-	203,423
Secured note due to E World Corp., a related party	-	65,000
Secured note due to Blue Atelier Inc., a related party	-	5,307
	$229,887	$413,056

The accounts payable related-party balance included for December 31, 2012 amounts to the officers and directors of the Company Joe DuRant, Gerry Shirren and Frank O' Donnell and the balance for December 31, 2013 is for amounts owed to former officer Gerry Shirren. Accrued salaries and wages-related party includes amounts owed to officers and directors of the Company; Joe DuRant, Roger Silverthorn, Richard Fosgitt, and former director Frank O’Donnell.

E World Corp Promissory Note

On November 2, 2011, the Company received funding pursuant to a convertible promissory note in the amount of $65,500. The promissory note is unsecured, bears interest at 20% per annum, and was due on November 21, 2011 and is currently in default. On June 21, 2012, the note holder waived all interest related to the note. This note was paid in full from the proceeds of the LG Capital Convertible Note V issued August 5, 2013 detailed in the Convertible Note section of this report.

Blue Atelier Convertible Note

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

On April 22, 2013, the Board of Directors approved the issue 1,941,714 shares of common stock to Blue Atelier, Inc. for settlement of this promissory note. The fair value of the shares to be issued is $5,825 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $971 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $5,825 for this obligation was recorded as stock payable.

During the calendar year of 2013, E World Corp. and Blue Atelier Inc. ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013.

Related party transactions include executive and directors compensation for the years ending December 31, 2013 and December 31, 2012.

	For the Year Ended December 31,
	2013	2012
Joe DuRant: CEO, Director	$270,641	$738,000
Gerry Shirren: CFO, Director (through December 31, 2012)	-	395,970
Frank O Donnell: Executive VP Business Development, Director	96,887	778,936
Roger Silverthorn: CFO, Director (effective February 1, 2013)	250,383	-
Richard Fosgitt, Director	141,308	-
Thomas Cote': Director	10,417	-
Total	$769,636	$1,912,906

On April 17, 2012, the Board approved the issue of common stock as a bonus incentive to company management with the issue of 5,200,000 shares of common stock to each of CEO Joe DuRant and Executive Vice President of Business Development Frank O Donnell and 2,600,000 shares of common stock to CFO Gerry Shirren totaling $1,657,500 in value which is included in executive and directors compensation totaling $1,912,906. The stock issued reflects the effect of the stock dividend/forward split.

	Shares	Value
Joe DuRant: CEO, Director	2,600,000	$663,000
Gerry Shirren: CFO, Director	1,300,000	$331,500
Frank O Donnell: Executive VP Business Development, Director	2,600,000	$663,000
Total	6,500,000	$1,657,500

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were: $21,137 and $39,412 respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ended December 31, 2013 and 2012 were: $0 and $0, respectively.

(3) Tax Fees

No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2013 and 2012.

(4) All Other Fees

No fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2013 and 2012.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than -0- percent.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Green Energy Renewable Solutions, Inc. includes by reference the following exhibits:

2.1	Plan of Reorganization By Which Salty’s Warehouse Shall Be Acquired from Nucotec, Inc. (1)
2.2	Definitive Stock Purchase Agreement dated May 21, 2007 by and between Mojo Media Works and the registrant (5)
2.3	Definitive Stock Purchase Agreement dated August 1, 2008 by and between Blue Atelier, Inc. and the registrant (6)
2.4	Stock Purchase Agreement dated March 30, 2009 by and between Blue Atelier, Inc. and the registrant (7)
2.5	Contribution Agreement dated May 16, 2013 by and between Cirque Energy II, LLC and the registrant (16)
2.6	Order Authorizing and Approving Sale of Assets Free and Clear of all Liens, Liabilities, Rights, Interests, and Encumbrances In re Richfield Equities, LLC (16)
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
3.5	Amendment to Articles of Incorporation (4)
3.6	Amendment to Articles of Incorporation (10)
3.7	Amendment to Articles of Incorporation (14)
3.8	Amendment to Articles of Incorporation (15)
3.9	Amendment to Articles of Incorporation (17)
3.10	Certificate of Designation of Class A Convertible Preferred Shares (19)
3.11	Certificate of Designation of Class Convertible Preferred Shares (19)
4.1	Convertible Debentures dated February 12, 2007 (3)
4.2	Form of Warrant dated February 12, 2007 (3)
4.3	Form of Convertible Note Payable (8)
4.4	Secured Convertible Note (20)
4.5	Form of Buyer Note (20)
4.6	Form of Warrant (20)
10.1	Form of Legacy Yahoo! Store Management Service Agreement (1)
10.2	Form of Stock Purchase Agreement between Salty’s Warehouse and the purchaser named therein (1)
10.3	Form of 2004 Incentive and Nonstatutory Stock Option Plan (1)
10.4	Form of Stock Purchase Agreement between Salty’s Warehouse and Earl T. Shannon, Steven Hudson and Scott W. Bodenweber (2)
10.5	Game License Agreement dated January 19, 2007 (3)
10.6	Agreement for the Purchase and Sale of 100% of the Stock of Media And Technology Solutions, Inc. dated May 26, 2010 (9)
10.7	2011 Consultant Stock Plan (11)
10.8	Distribution Agreement dated June 13, 2011 between Felix Power Machinery Co, Ltd. and the registrant (12)
10.9	Revised Letter of Intent dated July 27, 2011 between Green Renewable Energy Solutions, Inc. and the registrant (13)
10.10	Joint Development Agreement dated November 19, 2013 by and between Northrop Grumman Corporation and the registrant (18)
10.11	Securities Purchase Agreement dated February 13, 2014 by and between Typenex Co-Investment, LLC and the registrant (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1) Filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on December 27, 2005.

(2) Filed as an exhibit to the Registration Statement on Form SB-2/A filed with the SEC on June 19, 2006.

(3) Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

(4) Filed as an exhibit to the Registration Statement on Form 8-A filed with the SEC on December 14, 2006.

(5) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on May 25, 2007.

(6) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on August 26, 2008.

(7) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 3, 2009.

(8) Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008 filed with the SEC on April 14, 2009.

(9) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 8, 2010.

(10) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 5, 2011.

(11) Filed as an exhibit to the Registration Statement on Form S-82 filed with the SEC on May 26, 2011.

(12) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 20, 2011.

(13) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 22, 2011.

(14) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 28, 2012.

(15) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on August 2, 2012.

(16) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 18, 2013.

(17) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on August 26, 2013.

(18) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 20, 2013.

(19) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 3, 2014.

(19) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 3, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRQUE ENERGY, INC.

January 12, 2015	By:	/s/ Joseph DuRant
Joseph DuRant Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 12, 2015	By:	/s/ Joseph DuRant
Joseph DuRant Chief Executive Officer, President and Director (Principal Executive Officer)

January 12, 2015	By:	/s/ David Morgan
David Morgan Chief Financial Officer (Principal Financial Officer)

January 12, 2015	By:	/s/ Roger Silverthorn
Roger Silverthorn Executive Vice President of Business Development, Secretary, and Director

January 12, 2015	By:	/s/ Richard Fosgitt
Richard Fosgitt Executive Vice President of Engineering & Technology and Director

January 12, 2015	By:	/s/ Thomas Coté
Thomas Coté Director