Form 10-Q
period 2014-03-31
CIRQUE ENERGY, INC.
filed 2015-01-26
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File No. 000-52438

Cirque Energy, Inc. (F/K/A Green Energy Renewable Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Penobscot Building, 645 Griswold Street, Suite 3274, Detroit, MI 48226

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

There were 192,532,405 shares of common stock outstanding as of January 23, 2015.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cirque Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31	December 31
	2014	2013

Assets:
Current assets:
Cash	$2,605	$8,841
Total current assets	2,605	8,841

Land	27,752	27,752
Equipment, net	5,621	4,637
Total Assets	$35,978	$41,230

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$371,455	$287,292
Accounts and other payables - related party	5,129	5,129
Accrued salaries and wages - related party	88,642	224,758
Accrued interest	29,062	22,013
Notes payable	330,423	358,923
Convertible notes - (net of $354,577 and $360,986 unamortized discount)	253,215	116,918
Derivative liability	672,602	1,055,755
Total current liabilities	1,750,528	2,070,788

Total Liabilities	1,750,528	2,070,788

Stockholders' Deficit
Preferred stock, .001 par value; 19,948,387 shares authorized	-	-
Class A Convertible Preferred stock, $10 stated value 13,420 shares authorized, issued, and outstanding	134,200	134,200
Class B Convertible Preferred stock, $10 stated value, 100,000 authorized; 38,193 shares issued and outstanding	381,930
Common stock, Par Value $0.001, 300,000,000 shares
authorized, 184,413,572 and 163,934,049 shares
outstanding at March 31, 2014 and December 31 2013, respectively	184,411	163,931
Additional paid-in capital	9,291,862	8,748,320
Stock payable	428,450	429,075
Accumulated deficit	(12,135,401)	(11,505,084)
Total Stockholders' Deficit	(1,714,550)	(2,029,558)
Total Liabilities and Stockholders' Deficit	$35,978	$41,230

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Operations

 (Unaudited)

	For the quarter ended March 31,
	2014	2013
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Bank service charges	1,326	694
Development projects	38,082	-
Office and miscellaneous	9,565	3,130
Executive and directors compensation	225,837	145,833
Professional fees	72,306	78,230
Investor relations	92,134	367
Travel	17,104	724
Other financing costs	92,750	-
Total operating expense	549,104	228,978

Operating loss	(549,104)	(228,978)

Other Income		317
Amortization of debt discount	(317,582)	(60,343)
Derivative expense	(80,949)	(40,041)
Gain on settlement of debt	(192,564)	-
Loss on settlement of promissory convertible notes	(240,706)	(48,339)
Gain on derivative liability	760,274	40,574
Interest expense	(9,686)	(5,903)
Total other (income) expense	(81,213)	(113,735)
Net loss	$(630,317)	$(342,713)

Net loss per common share	$(0.004)	$(0.005)
Weighted average common shares outstanding	173,810,911	65,254,830

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock Payable	Accumulated Deficit	Total Equity

Balance at December 31, 2011	-	$-			18,505,052	$9,252	$4,356,027	$-	$(5,004,798)	$(639,519)

Shares issued for services	-	-			1,610,824	886	114,675	-	-	115,561
Shares issued for asset purchase	-	-			9,209,334	4,605	340,745	-	-	345,350
Shares issued for secured note default penalty	-	-			7,311,640	3,656	179,135	-	-	182,791
Subsidiary spin-out share distribution	-	-			-	-	259,028	-	-	259,028
Shares issued for compensation	-	-			13,000,000	6,500	1,651,000	-	-	1,657,500
Shares issued to settle debt	-	-			13,000,000	6,500	318,500	-	-	325,000
Stock dividend/split	-	-			-	31,237	(31,237)	-	-	-
Shares to be issued for cash	-	-			-	-	-	150,000	-	150,000
Shares to be issued for services	-	-			-	-	-	83,607	-	83,607
Beneficial conversion feature for convertible note	-	-			-	-	5,000	-	-	5,000
Net loss	-	-			-	-	-	-	(3,296,408)	(3,296,408)

Balance at December 31, 2012	-	-	-	-	62,636,850	62,636	7,192,873	233,607	(8,301,206)	(812,090)

Shares issued for debt conversion	-	-			101,297,199	101,295	1,326,620	-	-	1,427,914
Forfeiture and purchase of subscription agreement deposit and receivable	-	-			-	-	225,000	(150,000)	-	75,000
Shares to be issued for services	-	-			-	-	-	10,000	-	10,000
Forgiveness of related party debt related to issuance of stock for payables	-	-			-	-	3,828	-	-	3,828
Shares issued for related party payable conversions	13,420	134,200			-	-	-	22,968	-	157,168
Shares to be issued for officer and directors liabilities	-	-			-	-	-	312,500	-	312,500
Net loss	-	-			-	-	-	-	(3,203,878)	(3,203,878)

Balance at December 31, 2013	13,420.00	$134,200	$-	$-	163,934,049	$163,931	$8,748,321	$429,075	$(11,505,084)	$(2,029,558)

Shares issued for debt conversion					24,979,523	$24,979	$402,976			427,955
Shares to be issued for services					5,000,000	$5,000	$81,000	$-		86,000
Forgiveness of related party debt related to issuance of stock for payables										-
Loan of stock to company at market value					(9,500,000)	$(9,500)	$(133,000)	$213,750		71,250
Shares issued for related party payable conversions			38,193	381,930			$192,565	$(312,500)		261,995
Shares to be issued for officer and directors liabilities								$98,125		98,125
Net loss									$(630,317)	(630,317)

Balance at March 31, 2014 (unaudited)	13,420	$134,200	38,193	$381,930	184,413,572	$184,410	$9,291,862	$428,450	$(12,135,401)	$(1,714,550)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended March 31,
	2014	2013
Operating Activities
Cash flows from operating activities :
Net loss	$(630,317)	$(342,713)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216	-
Amortization of debt discount	302,581	60,343
Issuance of common stock for services	86,000	15,000
Issuance of common stock for executive and director compensation	-	62,500
Loss on settlement of accounts payable	192,564	-
Loss on settlement of convertible promissory notes	240,706	48,339
Derivative expense	80,949	40,041
Gain on derivatives	(760,274)	(40,574)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	102,713	10,585
Accrued Interest		5,903
Accrued salaries and wages	(75,549)	83,333
Accounts payable-related parties	-	(29,800)
Cash used in operating activities	(460,411)	(87,043)

Investing Activities:
Purchase of equipment	(1,200)	-
Cash used in investing activities	(1,200)	-

Financing Activities:
Stock payable	169,375	36,000
Proceeds from convertible note	286,000	52,500
Cash provided by financing activities	455,375	88,500

Increase in cash	(6,236)	1,457

Cash, beginning of period	8,841	1,005
Cash, end of period	$2,605	$2,462

Supplemental Disclosures of Cash Flow Information:
Cash paid during the peirod for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$427,958	$52,400
Preferred Shares issued to settle stock payable	$381,930	$-
Convertible notes issued to settle notes payable	$28,500	$-

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

On January 26, 2012, Green Energy Renewable Solutions, Inc. (F/K/A E World Interactive, Inc.) completed the 5 to 1 reverse split and on February 1, 2012 eWorld Corp. including its subsidiary company, Media and Technology Solutions, Inc. was spun-out as a separate private company by way of share dividend with one E World Corp. share issued for every share held on the date of the reverse split approval. FINRA approved the name change and reverse split on January 26, 2012.

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

The consolidated financial statements include the accounts of Cirque Energy Inc. and its wholly owned subsidiaries. On July 27, 2011 the Company incorporated a new wholly owned subsidiary eWorld Corp. and on May 24, 2010, the company had acquired 100% of the outstanding stock of Media and Technology Solutions, Inc. On the date of acquisition, Media and Technology was 95% owned by Blue Atelier, Inc., the majority shareholder of the Company and the acquisition was accounted by means of a pooling of the entities from the date of inception of Media and Technology on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of Media and Technology Solutions, Inc. was transferred to E World Corp., a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 4, 2012, E World Corp. was spun-out of the Company. On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a solely owned subsidiary for the sole purpose of acquiring the Davison Landfill. All significant inter-company transactions and balances have been eliminated.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the periods presented and has an accumulated deficit of $12,135,401. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Accounts and other payable, due to related parties	5,129	5,129
Accrued salaries and wages - related party	88,642	224,758
	$93,771	$229,887

During the calendar year of 2013, E World Corp. and Blue Atelier Inc. ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013 and was converted into a note in February 2014 as described in Note 7 below.

Related party transactions during the period include salary and consultancy fees for the quarter ended March 31, 2014 and 2013 as follows:

	For the Quarter Ended March 31,
	2014	2013
Joe DuRant: CEO, Director	$83,094	$62,500
Frank O Donnell: Executive VP Business Development, Director	-	31,250
Roger Silverthorn: CFO, Director (effective February 1, 2013)	77,886	52,083
Richard Fosgitt, Director	59,858	-
Thomas Cote': Director	5,000	-
Total	$225,837	$145,833

The Company has recorded $8461 in payroll tax liabilities during the quarter ended March 31, 2014 related to payments made to its executives.

	Accrued Compensation to be issued in Class B Preferred Shares	Class B Convertible Preferred Issued ($10 Par)	Common Stock after Conversion
Joe DuRant: CEO, Director	$139,068	13,907	9,595,710
Roger Silverthorn: CFO, Director	159,525	15,953	11,007,225
Richard Fosgitt, Director	72,917	7,292	5,031,250
Thomas Cote': Director	10,417	1,042	718,750
	$381,927	38,194	26,352,935

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

E World Corp. Promissory Note February 2, 2014

On February 2, 2014, the Company entered into a Convertible Promissory Note (“ Note”) with E World Corp. in the principal amount of $181,662 bearing an 6% annual interest rate, unsecured and maturing February 2, 2016. The Note was in exchange for an accounts payable of the same amount. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date

Note 5– Operating Lease Commitments

On February 1, 2014, the Company entered into a twelve month lease for office space for its head office at 645 Griswold, Suite 3274, Detroit, Michigan 48226. The monthly lease payment is $1,200.

Note 6 – Convertible Notes

Asher Enterprises Promissory Note I July 10, 2012

On July 10, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing April 12, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $43,255 and derivative expense of $10,755 based on the Black Scholes Merton pricing model

In accordance with the terms of the Note, the holder fully converted the Note on January 22, 2013, February 11, 2013, and February 25, 2013 for 3,341,965 shares of common stock for principal, interest and default interest of $33,800 as disclosed in Note 7. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $29,655, amortization of debt discount of $12,011 and loss on settlement of promissory convertible notes of $25,004 for this Note was recorded.

Asher Enterprises Promissory Note II August 28, 2012

On August 28, 2012, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $32,500 bearing an 8% annual interest rate, unsecured and maturing May 30, 2013. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $55,845 and derivative expense of $23,345 based on the Black Scholes Merton pricing model

In accordance with the terms of the Note, the holder fully converted the Note on March 12, 2013, March 27, 2013, April 17, 2013, May 3, 2013, and May 30, 2013 for 13,815,255 shares of common stock for principal, interest and default interest of $33,950 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $30,496, amortization of debt discount of $17,727 and loss on settlement of promissory convertible notes of $35,352 for this Note was recorded.

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

In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 4,500,000 shares of common stock for principal of $32,500 as disclosed in Note 7. During the quarter ended March 31, 2014, a gain in the change of the fair value of derivative of $60,064, amortization of debt discount of $10,119 and loss on settlement of promissory convertible notes of $35,000.

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

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

As of December 31, 2013, $20,639 of the debt discount has been amortized. The fair value of the derivative liability at December 31, 2013 is $60,064 resulting in a gain on the change in fair value of the derivative of $8,033. The Note is shown net of a debt discount of $11,861 at December 31, 2013.

As of March 31, 2014, $31,314 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $21,956 resulting in a gain on the change in fair value of the derivative of $38,108. The Note is shown net of a debt discount of $1,186 at March 31, 2014.

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

As of March 31, 2014, $16,989 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $50,765 resulting in a gain on the change in fair value of the derivative of $57,517. The Note is shown net of a debt discount of $30,511 at March 31, 2014.

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

In accordance with the terms of the Note, the JMJ Financial fully converted the Note on May 9, 2013, May 17, 2013, June 18, 2013, July 12, 2013, and August 1, 2013 for 21,269,721 shares of common stock for principal and interest of $43,337 as disclosed in Note 8. During the year ended December 31, 2013, a gain in the change in the fair value of derivative of $66,936, amortization of debt discount of $34,476 and loss on settlement of $238,401 for this Note was recorded.

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

As of March 31, 2014, $27,142 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $4,047 resulting in a gain on the change in fair value of the derivative of $2,575. The Note is shown net of a debt discount of $5,339 at March 31, 2014.

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

As of March 31, 2014, $21,808 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $28,434 resulting in a loss on the change in fair value of the derivative of $45,856. The Note is shown net of a debt discount of $13,569 at March 31, 2014.

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

As of March 31, 2014, $15,104 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $40,188 resulting in a loss on the change in fair value of the derivative of $25,373. The Note is shown net of a debt discount of $14,377 at March 31, 2014.

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

As of March 31, 2014, $18,093 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $83,589 resulting in a loss on the change in fair value of the derivative of $51,285. The Note is shown net of a debt discount of $40,870 at March 31, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014 for 3,566,996 shares of common stock for principal of 26,500 and interest of $1,144 as disclosed in Note 8. During the three months ended March 31, 2014, a gain in the change in the fair value of derivative of $60,192, amortization of debt discount of $10,445and loss on settlement of promissory convertible notes of $19,440 for this Note was recorded.

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

In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 5,536,088 shares of common stock for principal of 32,000 and interest of $1,493 as disclosed in Note 8. During the three months ended March 31, 2014, a gain in the change in the fair value of derivative of $74,338, amortization of debt discount of $17,582 and loss on settlement of promissory convertible notes of $91,069 for this Note was recorded.

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

As of March 31, 2014, $18,831 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $30,933 resulting in a loss on the change in fair value of the derivative of $31,774. The Note is shown net of a debt discount of $7,668 at March 31, 2014.

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

Proceeds from this Promissory Note V of $65,000 were used to pay eWorld Corp for the assignment of the secured Note Payable. No interest was paid resulting in a gain on settlement of $20,693.

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

As of March 31, 2014, $14,615of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $40,347 resulting in a loss on the change in fair value of the derivative of $40,899. The Note is shown net of a debt discount of $15,385 at March 31, 2014.

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

As of March 31, 2014, $12036 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $36,159 resulting in a loss on the change in fair value of the derivative of $35,431. The Note is shown net of a debt discount of $14,463 at March 31, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 9, 2014 and January 16, 2014 for 5,124,544 shares of common stock for principal and interest of $50,000 as disclosed in Note 8. During the three months ended March 31, 2014, a gain in the change in the fair value of derivative of $135,553, amortization of debt discount of $49,818 and loss on settlement of promissory convertible notes of $54,585 for this Note was recorded.

LG Capital Funding, LLC Promissory Note IX January 6, 2014

On January 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $52,000 bearing an 8% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $52,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $98,265 and derivative expense of $46,265 based on the Black Scholes Merton pricing model.

As of March 31, 2014, $16,360 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $73,383 resulting in a loss on the change in fair value of the derivative of $24,882. The Note is shown net of a debt discount of $35,640 at March 31, 2014.

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

As of March 31, 2014, $24,357 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $41,919 resulting in a loss on the change in fair value of the derivative of $18,453. The Note is shown net of a debt discount of $22,143 at March 31, 2014.

GEL Properties, LLC Promissory Note I January 20, 2014

On January 20, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $30,000 bearing an 6% annual interest rate, unsecured and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $43,649 and derivative expense of $13,649 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014, February 27, 2014, and March 11, 2014 for 3,751,895 shares of common stock for principal and interest of $30,000 as disclosed in Note 8. During the three months ended March 31, 2014, a gain in the change in the fair value of derivative of $43,649, amortization of debt discount of $30,000 and gain on settlement of promissory convertible notes of $3,600 for this Note was recorded.

GEL Properties, LLC Promissory Note II January 21, 2014

On January 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principle amount of $65,000 bearing an 6% annual interest rate, unsecured and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $65,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $86,035 and derivative expense of $21,035 based on the Black Scholes Merton pricing model.

As of March 31, 2014, $12,288 of the debt discount has been amortized. The fair value of the derivative liability at March 31, 2014 is $78,077 resulting in a loss on the change in fair value of the derivative of $7,958. The Note is shown net of a debt discount of $52,712 at March 31, 2014.

Typenex Co-Investment, LLC Promissory Note I February 13, 2014

On February 13, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Typenex Co-Investment, LLC (“Holder”) in the initial principle amount of $150,000 bearing an 10% annual interest rate, unsecured and maturing May 13, 2015. Typenex Co-Investment is committed to issue additional Convertible Promissory Notes in $50,000 traunche’ up to a total investment of $550,000. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a fixed conversion price of $0.025 per share subject to a reduction if the Company share price falls below the conversion price. The Investor will receive a warrant to purchase shares of the Company exercisable for a period of 5 years from the closing. The number of warrants will be calculated at 30% of the maturity amount of the traunche’s exercised by the Company. The exercise price of the warrant we be $0.025 per share. The Company recorded a debt discount in the amount of $112,688 and a debt discount of $51,484 for the warrants in connection with the initial valuation of the derivative liability of the note and warrants to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of March 31, 2014, $58,243 and $5,216 of the debt discount for the Note and warrants, respectively, has been amortized. The fair value of the derivative liability of the Note and the warrants at March 31, 2014 is $81,967 and $60,839, respectively, resulting in a loss on the change in fair value of the derivative of $15,503 on the Note and a gain on the change in fair value of the derivative of $9,355 on the warrants. The Note is shown net of a debt discount of $54,445 at March 31, 2014. The warrants are shown net of a debt discount of $46,268 at March 31, 2014.

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

Exercise price – based on conversion formula on the valuation date ($0.0013-$0.1073)

Volatility – expected standard deviation based on historical volatility of the stock (213% - 546%)

Expected life – remaining life to the maturity date (0.23 years – 1.0 years)

Discount rate – Treasury bill rates based for the expected life on the valuation date (0.09%-0.15%)

Note 7 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of undesignated par value $0.001 preferred stock, of which 13,420 shares of Class A preferred stock (“Class A”) with a par value of $10; 100,000 shares of Class B (“Class B”) preferred stock with a par value of $10; and 100,000 shares of Class C (“Class C”) preferred stock with a par value of $10 have been designated and authorized..

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

On January 22, 2013, the Company entered into an assignment agreement with E World Corp., an entity under common control, whereby E World Corp. agreed to purchase the outstanding subscription agreement from Diamond Transport Ltd. for $75,000 payable in three monthly cash installments of $25,000, with the last payment due on March 22, 2013. As of December 31, 2013, the Company has received $75,000 cash from eWorld Corp. The Company recorded the cash receipt of $75,000 as additional paid-in capital as of December 31, 2013, due to the related party relationship. The $150,000 stock payable to Diamond Transport was reversed and any further liability to Diamond Transport Ltd. was assumed by eWorld Corp.

On April 22, 2013, the Board of Directors approved the issue of 6,880 Class A Preferred Shares at $10 par value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 par value to Joseph L. DuRant for the conversion of debt totaling $134,200. The fair value of the shares issued was $134,200 based on the quoted market price of the shares on the date of approval on an as converted basis.

On January 20, 2014, the Board of Directors approved the issue of 38,194 of Class B Preferred Shares at $10 par value as described in Note 4.

On February 13, 2014, pursuant to an agreement, Carmel Advisors LLC was issued 5,000,000 shares of common stock as payment for consulting services to be provided by Carmel Advisors LLC. The services shall include, but are not limited to, the development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of the Company’s activities and to stimulate the investment community’s interest in the Company.

Stock issued during the quarter to date ending March 31, 2014 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Conversion Price based on the Conversion Formula in the Notes	Principal and Interest Converted
January 9, 2014	LG Capital Funding, LLC	2,094,241	Debt Conversion	$0.010	$20,000
January 16, 2014	LG Capital Funding, LLC	3,030,303	Debt Conversion	$0.010	$30,000
January 30, 2014	LG Capital Funding, LLC	3,566,996	Debt Conversion	$0.007	$26,500
January 30, 2014	GEL Properties, LLC	2,000,000	Debt Conversion	$0.008	$16,796
February 27, 2014	GEL Properties, LLC	1,500,000	Debt Conversion	$0.008	$11,301
March 6, 2014	JMJ Financial	2,500,000	Debt Conversion	$0.005	$13,613
March 11, 2014	GEL Properties, LLC	251,895	Debt Conversion	$0.008	$1,903
March 21, 2014	LG Capital Funding, LLC	5,536,088	Debt Conversion	$0.006	$33,493
March 31, 2014	Matthew Morris	4,500,000	Debt Conversion	$0.007	$32,500

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
March 31, 2014	Carmel Advisors, LLC	5,000,000	Services	$0.017	$86,000

During the 3 months ended March 31, 2014, the Company issued at total of 24,979,253 shares of common stock for debt conversion for an aggregate fair value of $427,956 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $427,956 and the principal and interest converted of $186,105 is recorded as a loss on settlement of promissory notes and interest of $240,706 in the consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, the Company had 184,413,572 and 163,934,049 shares of common stock outstanding respectively..

Stock Payable

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of March 31, 2014 and December 31, 2013, the Company has recorded $30,000 and $20,000, respectively, in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 share of common stock. As of March 31, 2014 and December 31, 2013, the Company has an obligation for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company's common stock. As of March 31, 2014 and December 31, 2013, the no shares have been issued and the obligation has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of March 21, 2014 and December 31, 2013, no shares have been issued and the obligation has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World Corp. and 1,941,714 shares of common stock to Blue Atelier, Inc. for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of March 31, 2014 and December 31, 2013, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

At January 20, 2014, the Board of Directors approved the issue of 38,193 shares of Class B preferred stock for officer compensation for services provided in 2013 and were issued. The fair value of the shares to be issued is $574,495 based on the quoted market price of the shares on the date of approval. The excess of the accrued wages over the fair value of the shares issued of $192,565 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $312,500 for this obligation was recorded as stock payable. As of March 31, 2014 the preferred shares had been issued and removed from stock payable.

On January 10, 2014, the Board of Directors approved the issue of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of March 31, 2014 this amount of $98,125 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at March 31, 2014 Market Price
Joe DuRant: CEO, Director	$31,250	$5,000	$36,250	2,416,667
Roger Silverthorn: CFO, Director	31,250	5,000	36,250	2,416,667
Richard Fosgitt, Director	15,625	5,000	20,625	1,375,000
Thomas Cote': Director	-	5,000	5,000	333,333
	$78,125	$20,000	$98,125	6,541,667

On March 12, 2014 two shareholders loaned their shares to the company in exchange for note. The note is payable when shares are available and will be paid at a 50% premium. The total shares returned to treasury were 9,500,000 shares and will be repaid with 14,250,000 shares when available and are recorded as stock payable for $213,750. The premium has been expensed as other financing costs. The shares were valued at the fair value on the day of the transaction.

Note 9 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to full utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred asset is $3,029,991 ($1,928,768in 2012) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $5,186,163. The total valuation allowance is $3,029,991 ($1,928,768 in 2012). Details for the last two periods follow:

	As of December 31,
	2013	2012
Deferred tax asset	$3,029,991	$1,928,768
Valuation allowance	(3,029,991)	(1,928,768)
	$0	$0

As of December 31, 2013, the Company had available unused operating loss carry forwards of approximately $10,072,185 ($6,925,834 in 2012) for federal taxes that may provide future tax benefits, expiring between 2021 and 2033.

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

On April 25, 2014 pursuant to an agreement, Kodiak Capital Group was issued 15,000,000 shares of common stock as part of a commitment fee for the purchase of $5,000,000 of the Company’s securities after a registration statement has been declared effective by the Securities and Exchange Commission. The shares may be repurchased by the Company at $0.02 per share until October 31, 2014. The transaction is in the documentation stage and expected to close in the fourth quarter.

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

On September 9, 2014 pursuant to an agreement, Blue Atelier returned to Treasury 6,900,000 shares of common stock. The agreement calls for the reissue of the shares upon the addition of authorized shares proposed by the Company at a 50% premium.

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

In March 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly issued common stock of E World after it had executed a forty to one reverse split of its issued and outstanding common stock and also entered into a series of agreements with various holders of convertible notes to convert its notes payable plus accumulated interest to E World common stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in E World occurred with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc., a Nevada corporation with a variety of media and related interests in rights and emerged from dormant shell status. The consideration for the purchase of Media and Technology was 10,000,000 shares of E World common stock. Blue Atelier Inc., the principal shareholder of Media and Technology, is also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of Media and Technology was accounted for in a manner similar to a pooling of interests in accordance with United States generally accepted accounting principles (“GAAP”) because the entities were under common control.

On September 17, 2011 E World entered into a letter of intent (the “LOI”) with Green Renewable Energy Solutions, Inc. (“GRES”), the purpose of which to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste. FINRA approved the name change to Green Energy Renewable Solutions, Inc. (“GERS”) and reverse split on January 26, 2012. On January 26, 2012 GERS completed a five-for-one reverse split and on February 4, 2012 E World, including its subsidiary company, Media and Technology Solutions, Inc., was spun out as a separate private company by way of share dividend with one E World share issued for every share held on the date of the reverse split approval. On February 4, 2012 GRES executed the asset purchase agreement (the “Purchase Agreement”) with GERS. Under the terms of the Purchase Agreement, GERS acquired all of the assets of GRES for 6,209,334 shares of its common stock and a further 4,604,666 common shares of deferred consideration.

GERS’ key area of business is focused on the acquisition of waste streams and maximizing their value utilizing recycling, renewable energy production, and environmentally responsible disposal strategies. On June 27, 2012, the Company approved a one-for-one stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

On May 15, 2013 the Company entered into a contribution agreement with Cirque Energy II, LLC (“Cirque LLC”) whereby Cirque LLC would contribute all of its assets in exchange for common stock in the Company. Included in Cirque LLC’s assets were three subsidiary limited liability companies: The Prototype Company, LLC, Gaylord Power Station, LLC, and Midland Renewable Energy Station, LLC. This contribution agreement has not yet been consummated.

In July 2013, Green Energy Renewable Solutions, Inc. changed its name to Cirque Energy, Inc. FINRA approval of the name change and change in the Company’s trading symbol is pending.

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

Results of Operations

Below is a comparison of results of operations for the three months ended March 31, 2014 and March 31, 2013.

The Company reported a net loss of $630,317 for the three months ended March 31, 2014 versus a net loss of $342,713 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, the primary contributors to the net loss of $630,317 were executive compensation for the management team of $225,837, professional fees of $72,306, investor relations costs of $92,134, other financing costs of $92,750, and project development costs of $38,082. For the three months ended March 31, 2014, primary contributors to the net loss of $630,317 amortization of debt expense of $317,582, derivative expense of $80,949, loss on settlement of debt of $192,564, loss on settlement of promissory convertible notes of $240,706, gain on derivative liability of $760,274, and interest expense of $9,686. For the three months ended March 31, 2013, primary contributors to the net loss of $342,713 were executive compensation for the management team of $145,833, professional fees of $78,230, amortization of debt discount of $60,343, derivative expense of $40,041, loss on settlement of promissory convertible notes of $48,339, gain on derivative liability of $40,574, and interest expense of $5,903.

Prior period comparisons of results are impacted by developing operations during the periods covered.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of the accompanying notes to the consolidated financial statements describe the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, net cash used in operating activities totaled $(460,411). Cash generated by financing activities was $455,375, resulting primarily from the issuance of convertible promissory notes and the addition to stock payable, and cash used in investing activities totaled $1,200. Decrease in cash for the period was $6,236.

During the three months ended March 31, 2013, net cash used in operating activities totaled $(87,043). Cash generated by financing activities was $88,500, resulting primarily from the issuance of convertible promissory notes, and the addition to stock payable and cash used in investing activities totaled $-0-. Increase in cash for the period was $1,457.

Cash Flow Requirements for Operations

As of March 31, 2014 the Company had available cash of $2,605. Based on our historical cash needs and our business plan, we require approximately $1,200,000 for operations for the 2014. We currently have legal and accounting expenses with no revenue generating operations. We rely primarily on the issuance of convertible debt and the sale of our common shares to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has an accumulated deficit of $12,135,401 at March 31, 2014. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of the Company’s common stock through private placements. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the quarterly period ended March 31, 2014. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[TO COME – NOT NEEDED IF ALREADY REPORTED ON A FORM 8-K]

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRQUE ENERGY, INC.

January 23, 2015	By:	/s/ Joseph DuRant
Joseph DuRant
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 23, 2015	By:	/ s/ Joseph DuRant
Joseph DuRant
Chief Executive Officer, President and Director
(Principal Executive Officer)

January 23, 2015	By:	/s/ David Morgan
David Morgan
Chief Financial Officer
(Principal Financial Officer)

