Form 10-Q
period 2014-06-30
CIRQUE ENERGY, INC.
filed 2015-02-02
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 192,532,405 shares of common stock outstanding as of February 2, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cirque Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30	December 31
	2014	2013

Assets:
Current assets:
Cash	$12,741	$8,841
Total current assets	12,741	8,841

Land	-	27,752
Equipment, net	8,671	4,637
Total Assets	$21,412	$41,230

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$411,919	$287,292
Accounts and other payables - related party	8,029	5,129
Accrued salaries and wages - related party	130,308	224,758
Accrued interest	67,184	22,013
Notes payable	305,423	358,923
Convertible notes - (net of $369,938 and $360,986 unamortized discount)	600,915	116,918
Derivative liability	1,105,954	1,055,755
Total current liabilities	2,629,732	2,070,788

Total Liabilities	2,629,732	2,070,788

Stockholders' Deficit
Preferred Stock, $0.001 par value;19,924,047 shares authorized
Class A Convertible Preferred stock, $10 stated value, 13,420 shares authorized, issued, and outstanding	134,200	134,200
Class B Convertible Preferred stock, $10 stated value, 100,000 shares authorized; 38,193 shares issued and outstanding	381,930	-
Class C Convertible Preferred stock, $10 stated value, 100,000 shares authorized; 24,340 shares issued and outstanding	204,850	-
Common stock, $0.001 par value , 300,000,000 shares authorized; 192,132,774 and 163,934,049 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	192,130	163,931
Additional paid-in capital	9,434,730	8,748,320
Stock payable	526,575	429,075
Accumulated deficit	(13,482,735)	(11,505,084)
Total Stockholders' Deficit	(2,608,320)	(2,029,558)
Total Liabilities and Stockholders' Deficit	$21,412	$41,230

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the quarter ended June 30,		For the six months ended June 30,
	2014	2013 Restated	2014	2013 Restated
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Bank service charges	1,157	766	2,483	1,460
Development projects	28,598	-	66,680	-
Office and miscellaneous	13,306	4,442	22,870	7,572
Executive and directors compensation	209,033	162,294	434,870	308,127
Professional fees	70,690	105,026	142,997	183,256
Investor relations	4,463	10,334	96,597	10,701
Travel	15,251	4,970	32,355	5,694
Forfieture of deposit on landfill		150,000		150,000
Property taxes	14,960	-	14,960	-
Other financing costs	253,500	-	346,250	-
Total operating expense	610,958	437,832	1,160,062	666,810

Operating loss	(610,958)	(437,832)	(1,160,062)	(666,810)

Other Income		-		317
Gain on sale of assets	2,078	-	2,078
Amortization of debt discount	(223,827)	(142,998)	(541,408)	(203,341)
Derivative expense	(110,972)	(326,378)	(191,921)	(366,419)
Gain on settlement of debt	21,000	-	(171,564)	-
Loss on settlement of promissory convertible notes	(83,376)	(273,285)	(324,082)	(321,624)
Gain on derivative liability	(83,192)	196,577	677,082	237,151
Interest expense	(258,087)	15,224	(267,774)	9,321
Total other (income) expense	(736,376)	(530,860)	(817,589)	(644,595)
Net loss	$(1,347,334)	$(968,692)	$(1,977,651)	$(1,311,405)

Net loss per common share	$(0.007)	$(0.011)	$(0.011)	$(0.017)
Weighted average common shares outstanding	186,781,386	85,848,996	178,502,729	75,608,802

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Total Equity

Balance at December 31, 2011	-	$-					18,505,052	$9,252	$4,356,027	$-	$(5,004,798)	$(639,519)

Shares issued for services	-	-					1,610,824	886	114,675	-	-	115,561
Shares issued for asset purchase	-	-					9,209,334	4,605	340,745	-	-	345,350
Shares issued for secured note default penalty	-	-					7,311,640	3,656	179,135	-	-	182,791
Subsidiary spin-out share distribution	-	-					-	-	259,028	-	-	259,028
Shares issued for compensation	-	-					13,000,000	6,500	1,651,000	-	-	1,657,500
Shares issued to settle debt	-	-					13,000,000	6,500	318,500	-	-	325,000
Stock dividend/split	-	-					-	31,237	(31,237)	-	-	-
Shares to be issued for cash	-	-					-	-	-	150,000	-	150,000
Shares to be issued for services	-	-					-	-	-	83,607	-	83,607
Beneficial conversion feature for convertible note	-	-					-	-	5,000	-	-	5,000
Net loss	-	-					-	-	-	-	(3,296,408)	(3,296,408)

Balance at December 31, 2012 (Restated)	-	-	-	-	-	-	62,636,850	62,636	7,192,873	233,607	(8,301,206)	(812,090)

Shares issued for debt conversion	-	-					101,297,199	101,295	1,326,620	-	-	1,427,915
Forfeiture and purchase of subscription agreement deposit and receivable	-	-					-	-	225,000	(150,000)	-	75,000
Shares to be issued for services	-	-					-	-	-	10,000	-	10,000
Forgiveness of related party debt related to issuance of stock for payables	-	-					-	-	3,828	-	-	3,828
Shares issued for related party payable conversions	13,420	134,200					-	-	-	22,968	-	157,168
Shares to be issued for officer and directors liabilities	-	-					-	-	-	312,500	-	312,500
Net loss	-	-					-	-	-	-	(3,203,878)	(3,203,878)

Balance at December 31, 2013	13,420.00	$134,200	-	$-	-	$-	163,934,049	$163,931	$8,748,321	$429,075	$(11,505,084)	$(2,029,557)

Shares issued for debt conversion							32,108,059	$32,108	$497,785			529,893
Shares to be issued for services							20,000,000	$20,000	$319,500	$-		339,500
Forgiveness of related party debt related to issuance of stock for payables												-
Loan of stock to company at market value							(23,909,334)	$(23,909)	$(323,441)	$213,750		(133,600)
Shares issued for related party payable conversions			38,193	381,930	24340	204850			$192,565	$(312,500)		466,845
Shares to be issued for officer and directors liabilities										$196,250		196,250
Net loss											$(1,977,651)	(1,977,651)

Balance at June 30, 2014 (unaudited)	13,420	$134,200	38,193	$381,930	24,340	$204,850	192,132,774	$192,130	$9,434,730	$526,575	$(13,482,735)	$(2,608,320)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2014	2013 Restated
Operating Activities
Cash flows from operating activities :
Net loss	$(1,977,651)	$(1,311,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	547	-
Addition to Convertible promissory notes for default	211,722	-
Amortization of debt discount	541,408	203,341
Issuance of common stock for services	339,500	10,000
Issuance of common stock for executive and director compensation	-	125,000
Forfieture of deposit on landfill	-	150,000
Loss on settlement of debt	171,564	-
Loss on settlement of convertible promissory notes	324,082	321,624
Derivative expense	191,921	366,419
Gain on derivatives	(677,082)	(237,151)
Gain on sale of land	(2,078)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	215,374	42,285
Accrued Interest	-	41,435
Accrued salaries and wages	(33,883)	108,772
Accounts payable-related parties	-	-
Cash used in operating activities	(694,576)	(179,680)

Investing Activities:
Deposit on purchase of Davison landfill	-	(150,000)
Proceeds from sale of land	5,000	-
Purchase of equipment	(4,581)	-
Cash used in investing activities	419	(150,000)

Financing Activities:
Stock payable	267,500	36,000
Proceeds from convertible promissory notes	425,188	149,000
Proceeds from promissory notes	75,000
Proceeds from convertible note - related party		150,500
Proceeds from related party	2,900
Payoff of convertible promissory note	(72,531)
Cash provided by financing activities	698,057	335,500

Increase in cash	3,900	5,820

Cash, beginning of period	8,841	1,005
Cash, end of period	$12,741	$6,825

Supplemental Disclosures of Cash Flow Information:
Cash paid during the peirod for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$529,893	$168,125
Class B preferred shares issued to settle stock payable	$381,930	$-
Class C preferred shares issued to settle stock payable	$204,850	$-
Convertible notes issued to settle notes payable	$128,500	$-
Stock payable issued to settle accounts payable - related party	$-	$137,997

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the periods presented and has an accumulated deficit of $13,482,735. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of June 30, 2014 and June 30, 2013:

	June 30	December, 31
	2014	2013
Accounts and other payable, due to related parties	8,029	5,129
Accrued salaries and wages - related party	130,308	224,758
	$138,337	$229,887

During the calendar year of 2013, E World Corp. and Blue Atelier Inc. ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013 and was converted into a note in February 2014 as described in Note 7 below.

Related party transactions during the period include salary and consultancy fees for the quarter ended June 30, 2014 and 2013 as follows:

	For the six months ended June 30,
	2014	2013 Restated
Joe DuRant: CEO, Director	$156,791	$125,000
Frank O Donnell: Executive VP Business Development, Director	-	62,500
Roger Silverthorn: CFO, Director (effective February 1, 2013)	151,583	114,583
Richard Fosgitt, Director	116,496	6,044
Thomas Cote': Director	10,000	-
Total	$434,870	$308,127

The Company has recorded $3,984 in payroll tax liabilities during the quarter ended June 30, 2014 related to payments made to its executives.

	Accrued Compensation issued in Class B Preferred Shares	Class B Convertible Preferred Issued ($10 Par)	Common Stock after Conversion
Joe DuRant: CEO, Director	$139,068	13,907	9,595,710
Roger Silverthorn: CFO, Director	159,525	15,953	11,007,225
Richard Fosgitt, Director	72,917	7,292	5,031,250
Thomas Cote': Director	10,417	1,042	718,750
	$381,927	38,194	26,352,935

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

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 4,500,000 shares of common stock for principal of $32,500 as disclosed in Note 7. During the six months ended June 30, 2014, a gain in the change of the fair value of derivative of $60,064, amortization of debt discount of $10,119 and loss on settlement of promissory convertible notes of $35,000.

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

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $16,250 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $32,500 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $48,428 resulting in a gain on the change in fair value of the derivative of $12,059. The Note is shown net of a debt discount of $1,186 at June 30, 2014.

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

In a negotiated settlement of the Note, on April 23, 2014 the holder was paid $72,531 for principal of $47,500 resulting in a loss on settlement of $21,281. During the six months ended June 30, 2014, a gain in the change of the fair value of derivative of $108,282, amortization of debt discount of $30,511and loss on settlement of promissory convertible notes of $35,000.

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

In accordance with the terms of the Note, the holder fully converted the Note on December 2, 2013 for 7,400,400 shares, and on April 3, 2014 for 919,671 shares of common stock for principal of $32,481 as disclosed in Note 7. During the six months ended June 30, 2014, a gain in the change of the fair value of derivative of $6,622, amortization of debt discount of $13,348 and loss on settlement of promissory convertible notes of $8,093.

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

.In accordance with the terms of the Note, the holder fully converted the Note on March 6, 2014 for 2,500,400 shares and on April 3, 2014 for 4,278,860 shares of common stock for principal of $35,377 as disclosed in Note 7. During the six months ended June 30, 2014, a loss in the change of the fair value of derivative of $74,290, amortization of debt discount of $22,292 and loss on settlement of promissory convertible notes of $58,791.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $14,741 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $22,454 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $64,438 resulting in a gain on the change in fair value of the derivative of $1,123. The Note is shown net of a debt discount of $7,027 at June 30, 2014.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $29,481 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $32,793 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $132,785 resulting in a loss on the change in fair value of the derivative of $2,089. The Note is shown net of a debt discount of $26,169 at June 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014 for 3,566,996 shares of common stock for principal of 26,500 and interest of $1,144 as disclosed in Note 8. During the six months ended June 30, 2014, a gain in the change in the fair value of derivative of $60,192, amortization of debt discount of $10,445and loss on settlement of promissory convertible notes of $19,440 for this Note was recorded.

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

. In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 5,536,088 shares of common stock for principal of 32,000 and interest of $1,493 as disclosed in Note 8. During the six months ended June 30, 2014, a gain in the change in the fair value of derivative of $74,338, amortization of debt discount of $17,582 and loss on settlement of promissory convertible notes of $91,069 for this Note was recorded.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $13,250 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $26,499 of the debt discount has been amortized. The fair value of the derivative liability at June 302014 is $54,475 resulting in a loss on the change in fair value of the derivative of $8,232. The Note is shown net of a debt discount of $0 at June 30, 2014.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $15,000 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $24,615of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $59,066 resulting in a loss on the change in fair value of the derivative of $21,180. The Note is shown net of a debt discount of $5,385 at June 30, 2014.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $13,250 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $20,869 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $43,905 resulting in a loss on the change in fair value of the derivative of $27,685. The Note is shown net of a debt discount of $5,630 at June 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 9, 2014 and January 16, 2014 for 5,124,544 shares of common stock for principal and interest of $50,000 as disclosed in Note 8. During the six months ended June 30, 2014, a gain in the change in the fair value of derivative of $135,553, amortization of debt discount of $49,818 and loss on settlement of promissory convertible notes of $54,585 for this Note was recorded.

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

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $26,000 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $33,879 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $103,261 resulting in a gain on the change in fair value of the derivative of $5,404. The Note is shown net of a debt discount of $18,121 at June 30, 2014.

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

As of June 30, 2014, $39,857 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $43,514 resulting in a gain on the change in fair value of the derivative of $16,858. The Note is shown net of a debt discount of $6,643 at June 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014, February 27, 2014, and March 11, 2014 for 3,751,895 shares of common stock for principal and interest of $30,000 as disclosed in Note 8. During the six months ended June 30, 2014, a gain in the change in the fair value of derivative of $43,649, amortization of debt discount of $30,000 and gain on settlement of promissory convertible notes of $3,600 for this Note was recorded.

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

As of June 30, 2014, $28,493 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $63,082 resulting in a loss on the change in fair value of the derivative of $22,953. The Note is shown net of a debt discount of $36,507 at June 30, 2014.

Typenex Co-Investment, LLC Promissory Note I February 13, 2014

On February 13, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Typenex Co-Investment, LLC (“Holder”) in the initial principle amount of $150,000 bearing an 10% annual interest rate, unsecured and maturing May 13, 2015. Typenex Co-Investment is committed to issue additional Convertible Promissory Notes in $50,000 traunche’ up to a total investment of $550,000. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a fixed conversion price of $0.025 per share subject to a reduction if the Company share price falls below the conversion price. The Investor will receive a warrant to purchase shares of the Company exercisable for a period of 5 years from the closing. The number of warrants will be calculated at 30% of the maturity amount of the traunche’s exercised by the Company. The exercise price of the warrant we be $0.025 per share. The Company recorded a debt discount in the amount of $112,688 and a debt discount for the note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the note and warrants to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $83,750 to be added the principal of the note. This same amount has been expensed as additional interest expense.

As of June 30, 2014, $44,869 of the debt discount for the Note and warrants has been amortized. The fair value of the derivative liability of the Note and the warrants at June 30, 2014 is $164,130 and $39,428, respectively, resulting in a gain on the change in fair value of the derivative of $51,442 on the Note and a loss on the change in fair value of the derivative of $12,056 on the warrants. The Note and warrants are shown net of a debt discount of $105,131 at June 30, 2014.

Union Capital, LLC Promissory Note I April 2, 2014

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Union Capital, LLC (“Holder”) in the original principle amount of $100,000 bearing an 9% annual interest rate, unsecured and maturing April 2, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $148,053 and derivative expense of $48,053 based on the Black Scholes Merton pricing model.

As of June 30, 2014, $24,384 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $128,862 resulting in a loss on the change in fair value of the derivative of $19,191. The Note is shown net of a debt discount of $75,616 at June 30, 2014.

Union Capital, LLC Promissory Note III April 2, 2014

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Union Capital, LLC (“Holder”) in the original principle amount of $100,000 bearing an 9% annual interest rate, unsecured and maturing April 2, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $105,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $155,456 and derivative expense of $50,456 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the Union Capital, LLC partially converted the Note on April 3, 2014 for 1,930,005shares of common stock for principal of $15,000 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $12,599.

As of June 30, 2014, $25,603 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $113,935 resulting in a loss on the change in fair value of the derivative of $41,521. The Note is shown net of a debt discount of $79,397 at June 30, 2014.

Union Capital, LLC Promissory Note II April 2, 2014

On June 30, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Union Capital, LLC (“Holder”) in the original principle amount of $34,188 bearing an 9% annual interest rate, unsecured and maturing June 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $34,188 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $46,651 and derivative expense of $12,463 based on the Black Scholes Merton pricing model.

As of June 30, 2014, $0 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $46,646 resulting in a loss on the change in fair value of the derivative of $5. The Note is shown net of a debt discount of $34,188 at June 30, 2014.

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

Exercise price – based on conversion formula on the valuation date ($0.0013-$0.1073)

Volatility – expected standard deviation based on historical volatility of the stock (213% - 546%)

Expected life – remaining life to the maturity date (0.23 years – 1.0 years)

Discount rate – Treasury bill rates based for the expected life on the valuation date (0.09%-0.15%)

Note 7 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of undesignated par value $0.001 preferred stock, of which 13,420 shares of Class A preferred stock (“Class A”) with a stated value of $10; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10; and 100,000 shares of Class C (“Class C”) preferred stock with a stated value of $10 have been designated and authorized..

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

On January 20, 2014, the Board of Directors approved the issue of 38,194 of Class B Preferred Shares at $10 par value as described in Note 4.

On April 2, 2014, pursuant to an agreement, the Board of Directors approved the issue of 8,783 of Class C Preferred Shares at $10 par value to Joseph L. DuRant in exchange for the voluntary surrender of 5,200,000 shares of common stock.

On April 3, 2014, pursuant to an agreement, the Board of Directors approved the issue of 15,557 of Class C Preferred Shares at $10 par value to Green Renewable Energy Solutions, Inc. in exchange for the voluntary surrender of 9,209,334 shares of common stock. Green Renewable Energy Solutions, Inc. is wholly owned by Joseph L. DuRant, president of the Company.

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

On May 2, 2014, pursuant to an agreement, the Board of Directors approved the issue of 15,000,000 shares of common stock as partial payment for an Equity Purchase Agreement with Kodiak Capital Group, LLC. The final terms of the agreement were met by the Company on October 20, 2014. The Equity Purchase Agreement with Kodiak Capital Group, LLC, provides the Company the right to sell up to $5,000,000 of the Company’s common stock, subject to conditions the Company must satisfy as set forth in the Agreement.

Stock issued during the quarter to date ending June 30, 2014 was valued at the closing market price of the shares on either the date approved by the Board of Directors, the date of settlement, or the date the services have been deemed rendered.

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Conversion Price based on the Conversion Formula in the Notes	Principal and Interest Converted
January 9, 2014	LG Capital Funding, LLC	2,094,241	Debt Conversion	$0.010	$20,000
January 16, 2014	LG Capital Funding, LLC	3,030,303	Debt Conversion	$0.010	$30,000
January 30, 2014	LG Capital Funding, LLC	3,566,996	Debt Conversion	$0.008	$27,644
January 30, 2014	GEL Properties, LLC	2,000,000	Debt Conversion	$0.008	$16,796
February 27, 2014	GEL Properties, LLC	1,500,000	Debt Conversion	$0.008	$11,301
March 6, 2014	JMJ Financial	2,500,000	Debt Conversion	$0.005	$13,613
March 11, 2014	GEL Properties, LLC	251,895	Debt Conversion	$0.008	$1,903
March 21, 2014	LG Capital Funding, LLC	5,536,088	Debt Conversion	$0.006	$33,493
March 31, 2014	Matthew Morris	4,500,000	Debt Conversion	$0.007	$32,500
April 3, 2014	JMJ Financial	5,198,531	Debt Conversion	$0.006	$28,592
April 3, 2014	Union Capital, LLC	1,930,005	Debt Conversion	$0.008	$15,000

Total		32,108,059			$230,841

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
March 31, 2014	Carmel Advisors, LLC	5,000,000	Services	$0.017	$86,000
May 2, 2014	Kodiak Capital	15,000,000	Services	$0.017	$253,500

Totals		52,108,059			$570,341

During the six months ended June 30, 2014, the Company issued at total of 32,108,059 shares of common stock for debt conversion for an aggregate fair value of $529,894 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $529,894 and the principal and interest converted of $230,842 is recorded as a loss on settlement of promissory notes and interest of $299,052 in the consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, the Company had 192,132,774 and 163,934,049 shares of common stock outstanding respectively..

Stock Payable

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of June 30, 2014 and December 31, 2013, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 share of common stock. As of June 30, 2014 and December 31, 2013, the Company has an obligation for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company's common stock. As of June 30, 2014 and December 31, 2013, the no shares have been issued and the obligation has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of June 30, 2014 and December 31, 2013, no shares have been issued and the obligation has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World Corp. and 1,941,714 shares of common stock to Blue Atelier, Inc. for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of June 30, 2014 and December 31, 2013, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

At January 20, 2014, the Board of Directors approved the issue of 38,193 shares of Class B preferred stock for officer compensation for services provided in 2013 and were issued. The fair value of the shares to be issued is $574,495 based on the quoted market price of the shares on the date of approval. The excess of the accrued wages over the fair value of the shares issued of $192,565 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $312,500 for this obligation was recorded as stock payable. As of June 30, 2014 the preferred shares had been issued and removed from stock payable.

On January 10, 2014, the Board of Directors approved the issue of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of June 30, 2014 this amount of $196,250 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at June 30, 2014 Market Price
Joe DuRant: CEO, Director	$62,500	$10,000	$72,500	2,900,000
Roger Silverthorn: CFO, Director	62,500	10,000	$72,500	2,900,000
Richard Fosgitt, Director	31,250	10,000	$41,250	1,650,000
Thomas Cote': Director	-	10,000	$10,000	400,000
	$156,250	$40,000	$196,250	7,850,000

On March 12, 2014 two shareholders loaned their shares to the company in exchange for a note. The note is payable when shares are available and will be paid at a 50% premium. The total shares returned to treasury were 9,500,000 shares and will be repaid with 14,250,000 shares when available and are recorded as stock payable for $213,750. The premium has been expensed as other financing costs. The shares were valued at the fair value on the day of the transaction.

Note 9 - Subsequent Events

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

Results of Operations

Below is a comparison of results of operations for the three months ended June 30, 2014 and June 30, 2013.

The Company reported a net loss of $1,347,334 for the three months ended June 30, 2014 versus a net loss of $968,692 for the six months ended June 30, 2013.

For the three months ended June 30, 2014, the primary contributors to the net loss of $1,347,334 were executive compensation for the management team of $209,033, professional fees of $70,690, other financing costs of $253,500, project development costs of $28,958, amortization of debt expense of $223,827, derivative expense of $110,972, loss on settlement of promissory convertible notes of $83,376, loss on derivative liability of $83,192, and interest expense of $258,087. For the three months ended June 30, 2013, primary contributors to the net loss of $968,692 were executive compensation for the management team of $162,294, professional fees of $105,026, forfeiture of deposit on landfill of $150,000, amortization of debt discount of $142,998, derivative expense of $326,378, loss on settlement of promissory convertible notes of $273,285, and gain on derivative liability of $196,577.

The Company reported a net loss of $1,977,651 for the six months ended June 30, 2014 versus a net loss of $1,311,405 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, the primary contributors to the net loss of $1,977,651 were executive compensation for the management team of $434,870, professional fees of $142,997, investor relations costs of $96,597, other financing costs of $346,250, project development costs of $66,680, amortization of debt expense of $541,408, derivative expense of $191,921, loss on settlement of debt of $171,564, loss on settlement of promissory convertible notes of $324,082, gain on derivative liability of $677,082, and interest expense of $267,774. For the six months ended June 30, 2013, primary contributors to the net loss of $1,311,405 were executive compensation for the management team of $308,127, professional fees of $183,256, forfeiture of deposit on landfill of $150,000, amortization of debt discount of $203,341, derivative expense of $366,419, loss on settlement of promissory convertible notes of $321,624, and gain on derivative liability of $237,151.

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

Liquidity and Capital Resources

During the six months ended June 30, 2014, net cash used in operating activities totaled $(694,576). Cash generated by financing activities was $698,057, resulting primarily from the issuance of convertible promissory notes and the addition to stock payable, and cash used in investing activities totaled $(419). Increase in cash for the period was $3,900.

During the six months ended June 30, 2013, net cash used in operating activities totaled $(179,680). Cash generated by financing activities was $335,500, resulting primarily from the issuance of convertible promissory notes, and the addition to stock payable and cash used in investing activities totaled $(150,000). Increase in cash for the period was $5,820.

Cash Flow Requirements for Operations

As of June 30, 2014 the Company had available cash of $12,741. Based on our historical cash needs and our business plan, we require approximately $1,200,000 for operations for the 2014. We currently have legal and accounting expenses with no revenue generating operations. We rely primarily on the issuance of convertible debt and the sale of our common shares to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has an accumulated deficit of $13,482,735 at June 30, 2014. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of the Company’s common stock through private placements. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the quarterly period ended June 30, 2014. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

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

CIRQUE ENERGY, INC.

February 2, 2015	By:	/s/ Joseph DuRant
Joseph DuRant Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 2, 2015	By:	/ s/ Joseph DuRant
Joseph DuRant Chief Executive Officer, President and Director (Principal Executive Officer)

February 2, 2015	By:	/s/ David Morgan
David Morgan Chief Financial Officer (Principal Financial Officer)

