Form 10-Q
period 2014-09-30
CIRQUE ENERGY, INC.
filed 2015-02-10
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File No. 000-52438

Cirque Energy, Inc. (F/K/A Green Energy Renewable Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Penobscot Building, 645 Griswold Street, Suite 3274, Detroit, MI 48226

(Address of Principal Executive Offices)

PO Box 214981, Auburn Hills, MI 48321-4981

(Mailing Address)

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

There were 192,532,405 shares of common stock outstanding as of February 10, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cirque Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30	December 31
	2014	2013

Assets:
Current assets:
Cash	$221	$8,841
Total current assets	221	8,841

Land	-	27,752
Equipment, net	8,340	4,637
Total Assets	$8,561	$41,230

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts and other payables	$329,969	$287,292
Accounts and other payables - related party	8,029	5,129
Accrued salaries and wages - related party	355,798	224,758
Accrued interest	120,521	22,013
Notes payable	263,173	358,923
Convertible notes - (net of $277,203 and $360,986 unamortized discount)	821,150	116,918
Derivative liability	1,153,837	1,055,755
Total current liabilities	3,052,477	2,070,788

Total Liabilities	3,052,477	2,070,788

Stockholders' Deficit
Preferred Stock $.001 par value, 19,924, 047 shares outstanding
Class A Preferred stock, $10 stated value 13,420 shares authorized and issued	134,200	134,200
Class B Preferred stock, $10 stated value 38,193 share authorized and issued	381,930	-
Class C Preferred stock, $10 stated value 24,340 shares authorized and issued	204,850	-
Common stock, Par Value $0.001, 300,000,000 shares authorized, 192,132,774 and 163,934,049 shares outstanding at September 30, 2014 and December 31, 2013, respectively	192,130	163,931
Additional paid-in capital	9,437,675	8,748,320
Stock payable	696,200	429,075
Accumulated deficit	(14,090,901)	(11,505,084)
Total Stockholders' Deficit	(3,043,916)	(2,029,558)
Total Liabilities and Stockholders' Deficit	$8,561	$41,230

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the quarter ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Bank service charges	1,105	1,307	3,589	2,767
Development projects	12,534	-	79,214	-
Office and miscellaneous	9,336	8,966	46,292	16,538
Executive and directors compensation	282,204	225,085	717,073	533,212
Professional fees	30,794	86,600	159,703	269,856
Investor relations	1,429	11,782	98,026	22,483
Travel	5,311	11,962	37,666	17,656
Forfieture of deposit on landfill	-	-	-	150,000
Property taxes	-	-	14,960	-
Other financing costs	-	-	346,250	-
Total operating expense	342,713	345,702	1,502,773	1,012,512

Operating loss	(342,713)	(345,702)	(1,502,773)	(1,012,512)

Other Income (Expense)	-	(317)	-	-
Gain on sale of assets	-	-	2,078	-
Amortization of debt discount	(193,734)	(41,628)	(735,142)	(244,969)
Derivative expense	-	(339,051)	(191,921)	(705,470)
Loss on settlement of debt	-	-	(171,564)	-
Loss on settlement of promissory convertible notes	-	(331,556)	(324,082)	(653,180)
Gain on derivative liability	53,118	492,900	730,200	730,051
Interest expense	(124,837)	(40,283)	(392,611)	(30,962)
Total other income (expense)	(265,453)	(259,935)	(1,083,042)	(904,530)
Net loss	$(608,166)	$(605,637)	$(2,585,815)	$(1,917,042)

Net loss per common share	$(0.003)	$(0.005)	$(0.014)	$(0.017)
Weighted average common shares outstanding	194,474,851	128,278,930	180,494,661	88,915,613

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Total Equity

Balance at December 31, 2011	-	$-					18,505,052	$9,252	$4,356,027	$-	$(5,004,798)	$(639,519)

Shares issued for services	-	-					1,610,824	886	114,675	-	-	115,561
Shares issued for asset purchase	-	-					9,209,334	4,605	340,745	-	-	345,350
Shares issued for secured note default penalty	-	-					7,311,640	3,656	179,135	-	-	182,791
Subsidiary spin-out share distribution	-	-					-	-	259,028	-	-	259,028
Shares issued for compensation	-	-					13,000,000	6,500	1,651,000	-	-	1,657,500
Shares issued to settle debt	-	-					13,000,000	6,500	318,500	-	-	325,000
Stock dividend/split	-	-					-	31,237	(31,237)	-	-	-
Shares to be issued for cash	-	-					-	-	-	150,000	-	150,000
Shares to be issued for services	-	-					-	-	-	83,607	-	83,607
Beneficial conversion feature for convertible note	-	-					-	-	5,000	-	-	5,000
Net loss	-	-					-	-	-	-	(3,296,408)	(3,296,408)

Balance at December 31, 2012	-	-	-	-	-	-	62,636,850	62,636	7,192,873	233,607	(8,301,206)	(812,090)

Shares issued for debt conversion	-	-					101,297,199	101,295	1,326,619	-	-	1,427,914
Forfeiture and purchase of subscription agreement deposit and receivable	-	-					-	-	225,000	(150,000)	-	75,000
Shares to be issued for services	-	-					-	-	-	10,000	-	10,000
Forgiveness of related party debt related to issuance of stock for payables	-	-					-	-	3,828	-	-	3,828
Shares issued for related party payable conversions	13,420	134,200					-	-	-	22,968	-	157,168
Shares to be issued for officer and directors liabilities	-	-					-	-	-	312,500	-	312,500
Net loss	-	-					-	-	-	-	(3,203,878)	(3,203,878)

Balance at December 31, 2013	13,420.00	$134,200	-	$-	-	$-	163,934,049	$163,931	$8,748,320	$429,075	$(11,505,084)	$(2,029,558)

Shares issued for debt conversion							32,108,059	$32,108	$497,785			529,893
Shares to be issued for services							20,000,000	$20,000	$319,500	$-		339,500
Forgiveness of related party debt related to issuance of stock for payables												-
Loan of stock to company at market value							(23,909,334)	$(23,909)	$(323,440)	$213,750		(133,599)
Shares issued for related party payable conversions			38,193	381,930	24340	204850			$192,565	$(312,500)		466,845
Shares to be issued for officer and directors liabilities										$294,375		294,375
Shares to be issued as debt interest										$71,500		71,500
Salary Costs - Options									$2,944			2,944
Net loss											$(2,585,815)	(2,585,815)

Balance at September 30, 2014, Unaudited	13,420	$134,200	38,193	$381,930	24,340	$204,850	192,132,774	$192,130	$9,437,674	$696,200	$(14,090,899)	$(3,043,915)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the nine months ended September 30,
	2014	2013
Operating Activities
Cash flows from operating activities :
Net loss	$(2,585,815)	$(1,917,042)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	878	258
Addition to Convertible promissory notes for default	211,722	-
Amortization of debt discount	735,142	244,969
Issuance of common stock for services	339,500	10,000
Issuance of common stock for executive and director compensation	158,692	218,750
Forfieture of deposit on landfill	-	150,000
Loss on settlement of debt	171,564	-
Loss on settlement of convertible promissory notes	324,082	653,180
Derivative expense	191,921	705,470
Gain on derivatives	(730,200)	(730,051)
Gain on sale of land	(2,078)	-
Salary Costs - Options	2,944	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	128,512	86,252
Accrued Interest	-	65,291
Accrued salaries and wages	32,915	125,000
Accounts payable-related parties	-	-
Cash used in operating activities	(1,020,221)	(387,923)

Investing Activities:
Deposit on purchase of Davison landfill	-	(150,000)
Proceeds from sale of land	5,000	-
Purchase of equipment	(4,581)	(5,153)
Cash used in investing activities	419	(155,153)

Financing Activities:
Stock payable	508,625	-
Proceeds of assignment of stock purchase agreement		86,000
Proceeds from convertible promissory notes	500,188	321,500
Proceeds from promissory notes	75,000
Proceeds from convertible note - related party		150,500
Proceeds from related party	2,900
Payoff of convertible promissory note	(75,531)
Cash provided by financing activities	1,011,182	558,000

Increase (decrease) in cash	(8,620)	14,924

Cash, beginning of period	8,841	1,005
Cash, end of period	$221	$15,929

Supplemental Disclosures of Cash Flow Information:
Cash paid during the peirod for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$529,893	$321,593
Class B preferred shares issued to settle stock payable	$381,930	$-
Class C preferred shares issued to settle stock payable	$204,850	$-
Convertible notes issued to settle notes payable	$128,500	$-
Stock payable issued to settle accounts payable - related party	$-	$137,997

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the periods presented and has an accumulated deficit of $14,090,901. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of September 30, 2014 and December 31, 2013:

	September 30	December 31
	2014	2013
Accounts and other payable, due to related parties	8,029	5,129
Accrued salaries and wages - related party	195,489	224,758
Due to E World Corp. a related party	-	-
Secured note due to E World Corp., a related party	-	-
Secured note due to Blue Atelier Inc., a related party	-	-
	$203,518	$229,887

During the calendar year of 2013, E World Corp. and Blue Atelier Inc. ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013 and was converted into a note in February 2014 as described in Note 7 below.

Related party transactions during the period include salary and consultancy fees for the nine months ended September 30, 2014 and 2013 as follows:

	For the nine months ended September 30,
	2014	2013
Joe DuRant: CEO, Director	$226,570	$187,500
Frank O Donnell: Executive VP Business Development, Director	-	93,750
Roger Silverthorn: CFO, Director (effective February 1, 2013)	221,362	180,000
David Morgan, CFO (effective July 1, 2014)	30,020	-
Richard Fosgitt, Director	221,362	24,176
Thomas Cote': Director	15,000	-
Total	$714,313	$485,426

The Company has recorded $10,231 in payroll tax liabilities during the quarter ended September 30, 2014 related to payments made to its executives.

Preferred, Common Stock Payments to Officers, Directors

	Accrued Compensation to be issued in Class B Preferred Shares	Class B Convertible Preferred Issued ($10 Par)	Common Stock after Conversion
Joe DuRant: CEO, Director	$139,068	13,907	9,595,710
Roger Silverthorn: CFO, Director	159,525	15,953	11,007,225
Richard Fosgitt, Director	72,917	7,292	5,031,250
Thomas Cote': Director	10,417	1,042	718,750
	$381,927	38,194	26,352,935

The accrued compensation obligation of $381,927 was recorded as accrued salaries and wages for $69,427 and stock payable for $312,500 at December 31, 2013 on the consolidated balance sheet. On January 20, 2014, the Board of Directors approved the issue of 38,194 shares of Class B preferred stock in satisfaction of the $381,927 obligation due to the above officers and directors. This obligation has therefore been liquidated as of September 30, 2014.

As of September 30, 2014, the Company has accrued liabilities to officers and directors for compensation in common stock in thr following amounts:

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at September 30, 2014 Market Price
Joe DuRant: CEO, Director	$93,750	$15,000	$108,750	4,707,792
Roger Silverthorn: CFO, Director	$93,750	$15,000	$108,750	4,707,792
Richard Fosgitt, Director	$93,750	$15,000	$108,750	4,707,792
Thomas Cote': Director	-	$15,000	$15,000	649,351
	$281,250	$60,000	$341,250	14,772,727

Blue Atelier Inc. Promissory Note May 20, 2013

On May 20, 2013 the Company received funding pursuant to a promissory note in the amount of $150,000. The promissory note is secured by the break-up fee in the Asset purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison landfill, and 10,000,000 shares of Company stock. The promissory note bears interest at 6% interest, has a loan premium of $75,000 and matures on July 1, 2013. As of September 30, 2014, this Note was paid in full:

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

On July 31, 2014, the Company issued a note to Kodiak Capital Group, LLC (see Note 6 – Convertible Notes) for $52,500. Of this amount, $37,500 was used to repay principal on the E World Corp. Promissory Note February 2, 2014 and a $15,000 convertible note was issued to E World Corp. (see Note 6 –Convertible Notes) to further reduce the principal on the E. World Corp. Promissory Note February 2, 2014. The principal balance on the E. World Corp. Promissory Note February 2, 2014 at September 30, 2014 was $130,923.

David Morgan Employment Agreement

On July 1, 2014, the Company executed an employment agreement with David Morgan under which Morgan agreed to become the Company’s Chief Financial Officer (CFO). The agreement expires on July 1, 2016 and calls for Morgan to receive an annual salary of $150,000. He was also granted options to purchase 1,000,000 shares of the Company’s common stock under this agreement. See Note 8 – Stockholders Equity.

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

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 4,500,000 shares of common stock for principal of $32,500 as disclosed in Note 7. During the nine months ended September 30, 2014, a gain in the change of the fair value of derivative of $60,064, amortization of debt discount of $10,119 and loss on settlement of promissory convertible notes of $35,000.

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

As of September 30, 2014, $32,500 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $49,744 resulting in a gain on the change in fair value of the derivative of $10,563. entire debt discount had been amortized as of September 30, 2014.

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

In a negotiated settlement of the Note, on April 23, 2014 the holder was paid $72,531 for principal of $47,500 resulting in a loss on settlement of $21,281. During the nine months ended September 30, 2014, a gain in the change of the fair value of derivative of $108,282, amortization of debt discount of $30,511and loss on settlement of promissory convertible notes of $35,000.

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

In accordance with the terms of the Note, the holder fully converted the Note on December 2, 2013 for 7,400,400 shares, and on April 3, 2014 for 919,671 shares of common stock for principal of $32,481 as disclosed in Note 7. During the nine months ended September 30, 2014, a gain in the change of the fair value of derivative of $6,622, amortization of debt discount of $13,348 and loss on settlement of promissory convertible notes of $8,093.

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

.In accordance with the terms of the Note, the holder fully converted the Note on March 6, 2014 for 2,500,400 shares and on April 3, 2014 for 4,278,860 shares of common stock for principal of $35,377 as disclosed in Note 7. During the nine months ended June 30, 2014, a loss in the change of the fair value of derivative of $74,290, amortization of debt discount of $22,292 and loss on settlement of promissory convertible notes of $58,791.

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

As of September 30, 2014, $29,481 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $48,263 resulting in a gain on the change in fair value of the derivative of $17,298. The Note is shown net of a debt discount of $7,027 at September 30, 2014.

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

As of September 30, 2014, $47,654 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $97,427 resulting in a gain on the change in fair value of the derivative of $35,358. The Note is shown net of a debt discount of $26,169 at September 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014 for 3,566,996 shares of common stock for principal of 26,500 and interest of $1,144 as disclosed in Note 8. During the nine months ended September 30, 2014, a gain in the change in the fair value of derivative of $60,192, amortization of debt discount of $10,445and loss on settlement of promissory convertible notes of $19,440 for this Note was recorded.

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

In accordance with the terms of the Note, the holder fully converted the Note on March 31, 2014 for 5,536,088 shares of common stock for principal of 32,000 and interest of $1,493 as disclosed in Note 8. During the nine months ended September 30, 2014, a gain in the change in the fair value of derivative of $74,338, amortization of debt discount of $17,582 and loss on settlement of promissory convertible notes of $91,069 for this Note was recorded.

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

As of September 30, 2014, $26,500 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $54,475 resulting in a loss on the change in fair value of the derivative of $6,910. The Note is shown net of a debt discount of $0 at September 30, 2014.

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

As of September 30, 2014, $30,000 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $60,173 resulting in a loss on the change in fair value of the derivative of $22,287. The Note is shown net of a debt discount of $0 at September 30, 2014.

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

As of September 30, 2014, $20,869 of the debt discount has been amortized. The fair value of the derivative liability at June 30, 2014 is $53,153 resulting in a loss on the change in fair value of the derivative of $36,933. The Note is shown net of a debt discount of $0 at September 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 9, 2014 and January 16, 2014 for 5,124,544 shares of common stock for principal and interest of $50,000 as disclosed in Note 8. During the nine months ended September 30, 2014, a gain in the change in the fair value of derivative of $135,553, amortization of debt discount of $49,818 and loss on settlement of promissory convertible notes of $54,585 for this Note was recorded.

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

As of September 30, 2014, $52,000 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $104,300 resulting in a gain on the change in fair value of the derivative of $4,365. The Note is shown net of a debt discount of $0 at September 30, 2014.

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

As of September 30, 2014, $46,500 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $55,789 resulting in a gain on the change in fair value of the derivative of $4,. The Note is shown net of a debt discount of $0 at September 30, 2014.

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

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014, February 27, 2014, and March 11, 2014 for 3,751,895 shares of common stock for principal and interest of $30,000 as disclosed in Note 8. During the nine months ended September 30, 2014, a gain in the change in the fair value of derivative of $43,649, amortization of debt discount of $30,000 and gain on settlement of promissory convertible notes of $3,600 for this Note was recorded.

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

As of September 30, 2014, $4,877 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $53,610 resulting in a loss on the change in fair value of the derivative of $13,481. The Note is shown net of a debt discount of $20,123 at September 30, 2014.

Typenex Co-Investment, LLC Promissory Note I February 13, 2014

On February 13, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Typenex Co-Investment, LLC (“Holder”) in the initial principle amount of $150,000 bearing an 10% annual interest rate, unsecured and maturing May 13, 2015. Typenex Co-Investment is committed to issue additional Convertible Promissory Notes in $50,000 tranches up to a total investment of $550,000. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a fixed conversion price of $0.025 per share subject to a reduction if the Company share price falls below the conversion price. The Investor will receive a warrant to purchase shares of the Company exercisable for a period of 5 years from the closing. The number of warrants will be calculated at 30% of the maturity amount of the tranche’s exercised by the Company. As of September 30, 2014, the Company had issued 1,500,000 warrants in accordance with the terms of this NoteThe exercise price of the warrant will be $0.025 per share. The Company recorded a debt discount in the amount of $112,688 for the note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the note and warrants to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of April 15, 2014 the Company failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $83,750 to be added the principal of the note. This same amount has been expensed as additional interest expense.

On September 19, 2014, the Company borrowed an additional $25,000 under this note.

As of September 30, 2014, $75,000 of the debt discount for the Note and warrants has been amortized. The fair value of the derivative liability of the Note and the warrants at September 30, 2014 is $135,438 and $33,168, respectively, resulting in a gain on the change in fair value of the derivative of $135,438 on the Note and a loss on the change in fair value of the derivative of $5,796 on the warrants in the nine months ended September 30, 2014. The Note and warrants are shown net of a debt discount of $75,000 at September 30, 2014.

See also Note 9 – Subsequent Events

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

As of September 30, 2014, $49,589 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $107,821 resulting in a gain on the change in fair value of the derivative of $1,844. The Note is shown net of a debt discount of $50,411 at September 30, 2014.

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

As of September 30, 2014, $44,630 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $106,980 resulting in a loss on the change in fair value of the derivative of $34,566. The Note is shown net of a debt discount of $45,370 at September 30, 2014.

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

As of September 30, 2014, $8,689 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $46,123 resulting in a gain on the change in fair value of the derivative of $518. The Note is shown net of a debt discount of $25,499 at September 30, 2014.

Kodiak Capital Group Note 7.31.14

On July 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Kodiak Capital Group, LLC (“Holder”) in the original principle amount of $52,500 bearing a 15% annual interest rate, unsecured and maturing October 31, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $52,355 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $52,355 based on the Black Scholes Merton pricing model.

The proceeds from this note were used as follows: $37,500 was used to repay principal on the E World Corp. Promissory Note February 2, 2014 and $15,000 was retained by the Holder as a discount.

As of September 30, 2014, 15,064 of the debt discount has been amortized. The fair value of the derivative liability at September 30, 2014 is $79,089, resulting in a loss on the change in fair value of the derivative of $26,374 for the nine months ended September 30, 2014. The Note is shown net of debt discount of $37,291 at September 30, 2014.

Blue Atelier Inc. Note 8.8.14

On August 5, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Blue Atelier Inc. (“Holder”) in the original principle amount of $35,000 earing a 9% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $34,051 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,051 based on the Black Scholes Merton pricing model.

As of September 30,2014, $9,212 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2014 was $48,656, resulting in a loss on the change in fair value of the derivative liability of $48,656 for the nine months ended September 30, 2014. The Note is shown net of unamortized debt discount of $24,839 as of September 30, 2014.

E World Corp. Note 8.8.14

On August 5, 2014, the Company entered into a Convertible Promissory Note (“Note”) with E World Corp. (“Holder”) in the original principle amount of $15,000 earing a 9% annual interest rate, unsecured and maturing September 15, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price which means the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $14,593 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $14,593 based on the Black Scholes Merton pricing model.

As of September 30,2014, $3,948 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2014 was $20,852, resulting in a loss on the change in fair value of the derivative liability of $6,259 for the nine months ended September 30, 2014. The Note is shown net of unamortized debt discount of $10,645 as of September 30, 2014.

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

Exercise price – based on conversion formula on the valuation date ($0.0013-$0.1073)

Volatility – expected standard deviation based on historical volatility of the stock (213% - 546%)

Expected life – remaining life to the maturity date (0.23 years – 1.0 years)

Discount rate – Treasury bill rates based for the expected life on the valuation date (0.09%-0.15%)

Note 7 - Notes Payable

On September 26, 2014, the Company entered into a Promissory Note (“ Note”) with E World Corp. (“Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $10,250 was outstanding under this Note as of September 30, 2014. See also Note 9 – Subsequent Events.

Note 8 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of undesignated stated value $0.001 preferred stock, of which 13,420 shares of Class A preferred stock (“Class A”) with a stated value of $10; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10; and 100,000 shares of Class C (“Class C”) preferred stock with a stated value of $10 have been designated and authorized.

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

During the nine months ended September 30, 2014, the Company issued at total of 32,108,059 shares of common stock for debt conversion for an aggregate fair value of $529,894 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $529,894 and the principal and interest converted of $230,842 is recorded as a loss on settlement of promissory notes and interest of $299,052 in the consolidated statements of operations.

As of September 30, 2014 and December 31, 2013, the Company had 192,132,774 and 163,934,049 shares of common stock outstanding respectively..

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

On January 10, 2014, the Board of Directors approved the issue of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of September 30, 2014 this amount of $341,250 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at September 30, 2014 Market Price
Joe DuRant: CEO, Director	$93,750	$15,000	$108,750	4,707,792
Roger Silverthorn: CFO, Director	$93,750	$15,000	$108,750	4,707,792
Richard Fosgitt, Director	$93,750	$15,000	$108,750	4,707,792
Thomas Cote': Director	-	$15,000	$15,000	649,351
	$281,250	$60,000	$341,250	14,772,727

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

On September 26, 2014, the Company entered into a Promissory Note (“ Note”) with E World Corp. (“Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $10,250 was outstanding under this Note as of September 30, 2014. See also Note 7 – Notes Payable and Note 9 – Subsequent Events. Shares of Common Stock to be issued under this note at September 30, 2014 market prices totalled 3,095,238.

Warrants

On May 13, 2014, the Company issued warrants to Typenex Co-Investment LLC for 1,500,000 shares of the Company’s common stock exercisable at $.05 per share. The warrants expire on February 13, 2019. The warrants were issued in conjunction with an advance on a promissory note issued to that entity. See also Typenex Co-Investment , LLC Promissory Note I February 13, 2014 in Note 6 – Convertible Notes.

Stock Options

On July 1, 2014, the Company issued options to David Morgan, the Company’s CFO, to purchase 1,000,000 shares of the Company’s common stock at the closing price on July 1, 2014. The closing price on that date was $.024 per share. 500,000 of the options vest on July 1, 2015 and the remaining 500,000 vest on July 1, 2016 in accordance with an employment agreement executed on July 1, 2014 between Morgan and the Company. See also Note 4 – Related Party Transactions.

Note 9 - Subsequent Events

On May 16, 2013, the Company and Cirque Energy II, LLC announced a commitment to a merger. The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share. As of September 30, 2014, the merger has not closed.

On October 3, 2014, the Company received a $40,000 tranche pursuant to the promissory note issued on September 26, 2014 to E World Corp.

On October 23, 2014, the Company received a $21,000 tranche pursuant to the promissory note issued on September 26, 2014 to E World Corp.

On October 31, 2014, the Company received a $5,000 loan pursuant to the promissory note issued on September 26, 2014 to E World. Corp.

On December 18, 2014, the Company received a $20,000 loan pursuant to a convertible promissory note issued to Union Capital.

On December 19, 2014, the Company received an $18,000 loan pursuant to the convertible promissory note issued to Typenex Co-Investment, LLC dated February 13, 2014. See Note 6 – Convertible Notes.

On December 30, 2014, the Company received a $2,000 pursuant to a promissory note issued to Frank O’Donnell. The note is unsecured and bears interest at 6%. It matures on March 31, 2015 and requires the issuance of $2,000 in shares of the Company’s Common Stock

On January 15, 2015, the Company received a $2,500 pursuant to a promissory note issued to Frank O’Donnell. The note is unsecured and bears interest at 6%. It matures on March 31, 2015 and requires the issuance of $2,500 in shares of the Company’s Common Stock

On January 20, 2015, the Company received a $3,000 pursuant to a promissory note issued to Frank O’Donnell. The note is unsecured and bears interest at 6%. It matures on March 31, 2015 and requires the issuance of $3,000 in shares of the Company’s Common Stock

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Cirque Energy, Inc. (“Cirque,” the “Company,” “we,” “us,” or “our company”) was originally incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name-brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of our common stock sold all of the shares held by them to a group of approximately 54 purchasers. As a result of this transaction, a change of control in the Company occurred resulting in a change in its name to E World Interactive, Inc. (“E World”). At that time, E World mainly engaged in sales of online game services and media production business in mainland China.

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

In July 2013, Green Energy Renewable Solutions, Inc. changed its name to Cirque Energy, Inc. FINRA approved of the name change and change in the Company’s trading symbol is pending.

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

Results of Operations

Below is a comparison of results of operations for the nine months ended September 30, 2014 and September 30, 2013.

The Company reported a net loss of $2,585,815 for the nine months ended September 30, 2014 versus a net loss of $1,917,042 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, the primary contributors to the net loss of $2,585,815 were amortization of debt discount of $735,142, executive compensation for the management team of $717,073, interest expense of $392,611, other financing costs of $346,250, loss on settlement of promissory convertible notes of $324,082, derivative expense of $191,921, a loss on settlement of debt of $171,564, professional fees of $159,703, investor relations costs of $98,026, project development costs of $79,214, and a gain on derivative liability of $730,200. For the nine months ended September 30, 2013, the primary contributors to the net loss of $1,917,042 were derivative expense of $705,470, loss on settlement of promissory convertible notes of $633,180, executive compensation for the management team of $533,212, professional fees of $269,856, amortization of debt discount of $244,969, forfeiture of deposit on landfill of $150,000, and a gain on derivative liability of $730,051.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, net cash used in operating activities totaled $(1,020,221). Cash generated by financing activities was $1,011,182, resulting primarily from the issuance of convertible promissory notes and the addition to stock payable, and cash used in investing activities totaled $419. Decrease in cash for the period was $(8,620).

During the nine months ended September 30, 2013, net cash used in operating activities totaled $(387,923). Cash generated by financing activities was $558,000, resulting primarily from the issuance of convertible promissory notes, and the addition to stock payable and cash used in investing activities totaled $(155,153). Increase in cash for the period was $14,924.

Cash Flow Requirements for Operations

As of September 30, 2014 the Company had available cash of $221. Based on our historical cash needs and our business plan, we require approximately $1,200,000 for operations for the year ending December 31, 2014. We currently have legal and accounting expenses with no revenue generating operations. We rely primarily on the issuance of convertible debt and the sale of our common shares to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,090,901 at September 30, 2014. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of the Company’s common stock through private placements. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the quarterly period ended September 30, 2014. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

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

CIRQUE ENERGY, INC.

February 10, 2015	By:	/s/ Joseph L. DuRant
Joseph L. DuRant Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 10, 2015	By:	/s/ Joseph L. DuRant
Joseph L. DuRant Chief Executive Officer, President and Director (Principal Executive Officer)

February 10, 2015	By:	/s/ David W. Morgan
David W. Morgan Chief Financial Officer (Principal Financial Officer)

