Form 10-K
period 2014-12-31
CIRQUE ENERGY, INC.
filed 2015-04-15
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 000-52438

Cirque Energy, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

645 Griswold Street, Suite 3274, Detroit, MI 48226-4214

(Address of Principal Executive Offices)

P.O. Box 214981, Auburn Hills, MI 48321-4981

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2014, based upon the $0.025 per share closing price of such stock on that date, was approximately $4,738,319.

There were 237,313,182 shares of common stock outstanding as of April 14, 2015.

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

Background

Cirque Energy, Inc. (“Cirque,” the “Company,” “we,” “us” or “our company”) was originally incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name-brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock sold all of them to a group of approximately 54 investors. As a result of this transaction, a change of control in the Company occurred resulting in a change in its name to E World Interactive, Inc. (“E World”). At that time, E World principally engaged in the sale of online game services and had a media production business in mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd. and Mojo Media Works Ltd. in August 2008, and, following these sales, ceased all activities in the online game and media production businesses and became a shell company.

In March 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. Blue Atelier acquired 25,000,000 newly issued common shares of E World after the Company had executed a forty-to-one reverse split of its issued and outstanding common stock and also entered into a series of agreements with various holders of convertible notes to convert its notes payable plus accumulated interest into 6,872,830 shares of E World’s common stock. As a result of this transaction, a change of control in E World occurred with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc. (“MTS”), a Nevada corporation with a variety of media and related interests and rights and emerged from shell status. The consideration for the purchase of MTS was 10,000,000 shares of E World common stock. Blue Atelier, the principal shareholder of MTS, was also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of MTS was accounted for in a manner similar to a pooling of interests in accordance with accounting principles generally accepted in the United States because the entities were under common control.

On September 17, 2011, E World entered into a letter of intent with Green Renewable Energy Solutions, Inc. (“GRES”), the purpose of which was to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“GERS”), effective December 12, 2011. On January 26, 2012, GERS completed a 1-for-5 reverse split and on February 4, 2012 E World, including its subsidiary, MTS, was spun out as a separate private company by way of a special share dividend with one E World share issued for every share held on the date of the approval of the reverse split. FINRA approved the name change and the reverse split on January 26, 2012.

On February 4, 2012 GRES executed an asset purchase agreement (the “Purchase Agreement”) with GERS. Under the terms of the Purchase Agreement, GERS acquired all of the assets of GRES for 6,209,334 shares of its common stock and a further 4,604,666 common shares of deferred consideration.

GERS is focused on the acquisition of waste streams and maximizing its value utilizing recycling, renewable energy production, and environmentally responsible disposal strategies. On June 27, 2012, the Company approved a 1-for-1 stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a wholly owned subsidiary for the sole purpose of acquiring the Davison Landfill. An offer was made and accepted by the bankruptcy trustee who was in possession of the Davison Landfill. Subsequently, the transaction did not close and the Green Harvest Landfill, LLC lies dormant.

On May 15, 2013 GERS entered into a contribution agreement with Cirque Energy II, LLC (“Cirque LLC”) whereby Cirque LLC would contribute all of its assets in exchange for common stock in the Company. Included in Cirque LLC’s assets were three subsidiary limited liability companies: The Prototype Company, LLC; Gaylord Power Station, LLC; and Midland Renewable Energy Station, LLC. This contribution agreement has not yet been consummated.

In July 2013, the Company changed its name to Cirque Energy, Inc. FINRA approval of the name change and a change in the Company’s trading symbol are pending.

General

Cirque’s core business components include proprietary deployable gasification unit (“DGU”) technology and the delivery of clean energy generation solutions as an energy services company (“ESCO”).

DGU Business

•	Under a contract with the Northrop Grumman Corporation, Cirque investigated and obtained research and technical data regarding the ability to produce a mobile, deployable gasification unit capable of producing field electricity for use by the U.S. military and other government users.
•	The goal of this engagement was to determine the potential ability to develop, engineer and fabricate a DGU or other system capable of converting the currently available byproducts or wastes generated by the U.S. military in a typical forward operating base into electricity.
•	The goal is to make systems simple to operate, highly transportable, reliable, and have minimal special training and maintenance requirements.
•	Northrop Grumman and Cirque are committed to continue technology development for the DGU toward commercialization.
•	Northrop Grumman, in partnership with Cirque, is producing the first working DGU prototypes for testing and demonstration for military, government, and commercial customers.
•	We anticipate the deployment of the DGU prototypes.
•	Under the agreement, Cirque will lead the development, manufacturing, and testing of the initial demonstration DGUs, with input from Northrop Grumman.
•	Upon successful demonstration, Northrop Grumman will manufacture DGUs for exclusive sale by Northrop Grumman and Cirque.

Clean Energy Generation Solutions as Energy Services Company (“ESCO”)

Delivery of clean energy Combined Heat and Power (“CHP”) projects, to industrial, commercial, and municipalities, universities, schools, hospitals (“MUSH”) market customers as well as local, state, and federal governments.

•	Projects to be developed and owned by Cirque.
•	Energy sold to customers using various structures which required little or no capital outlay by customers:

•	ESPC – energy savings performance contract; customer pays Cirque money which otherwise would have been paid to utility company in exchange for guaranteed savings.
•	PPA – traditional power purchase agreement.
•	Services contract – energy purchased as a service, thereby allowing a customer to treat a project as “off-credit.”
•	Lease – Cirque to design, build, finance and lease system to a customer.

The Company anticipates acquiring Cirque II. Management expects that this acquisition will provide the Company the new entity with several benefits:

•	Strengthen management team to successfully execute our business plan, including plant operations, project development, construction, start-up, commissioning, fuel procurement and transportation.
•	Skill sets of the new team will mitigate execution risk.
•	New and expanded pipeline of projects and programs in various stages of development.
•	Expanded client relationships, large industrial clients, universities, hospitals, and utilities resulting in more opportunities.
•	Expanded network of project finance relationships and contacts.
•	Our team has experience in development, design, financing, construction, and operations, which positions us to successfully take a potential energy project from vision to completion.

Energy Services and Performance Contracting

Cirque is keenly aware of the impact U.S. shale oil and gas developments has had on natural gas markets and consumers. Because of the relative low prices of natural gas (which has ranged between $2.50 and $3.50 during the first quarter of 2015) and high electric utility prices, the opportunities for onsite combined heat and power projects (“CHP”) have never been greater. Cirque sees many opportunities at facilities in the municipal, university, schools and hospital market and industries that burn natural gas. Typically, these facilities use natural gas boilers for heat and power. By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers, these facilities can benefit from dramatic energy cost savings.

Cirque plans to pursue projects as an energy services company to design, build, own, operate, and finance CHP projects in the MUSH and industrial markets. Under this model, Cirque intends to provide an initial energy audit or feasibility study for the customer in order to demonstrate the economic savings that can be realized by installing a CHP system. Further, using our strategic partners (Hannon Armstrong and Veolia Energy), Cirque can offer these customers an energy savings performance contract (“ESPC”), whereby Cirque will capitalize the project for the customer, with payments from the customer coming from their current utility expense budget. Therefore, the customer can realize the energy savings without having to incur the capital expense of the project. Typically the ESPC is expected to extend over a term of 10-20 years.

Energy Technology Development - Small Scale CHP Gasifier

In 2012, Northrop Grumman retained us to research the potential to develop a viable deployable gasification unit for the U.S. military. The objective of the unit design was to provide a cost-effective, reliable yet simple to operate system that would utilize garbage and other wastes generated by the military at its forward operating bases to generate energy. The system would be capable of operating in the 100kW to 500kW output range utilizing the military’s existing inventory of diesel generators, while using a diverse range of waste fuels comparable to those generated in the field.

Further, the Company determined that the potential for commercial deployment of the system in the private sector expands the system applications far beyond the original government/military market assumptions. The resulting conclusion that the concept design capabilities and market applications met and exceeded the established project parameters led to the Cirque/Northrop Grumman partnership.

The concept of the DGU is to take waste materials of up to 10 tons per day and use the material as fuel in a small gasifier to provide up to 1.0mW of electricity and thermal heat. The DGU as planned is small in size, occupying the space of approximately 2-3 standard 20-foot shipping containers. Power generation is accomplished by gasifying the waste (garbage) to generate a combustible syngas that is co-fired in a standard diesel or natural gas internal combustion engine. The engine runs constantly on the syngas, but the primary fuel can be utilized when no waste fuels are available.

In the commercial areas, Cirque envisions using the system for customers who are generating a waste material and have a constant electric demand. This could include industrial customers, wastewater treatment plants, big box stores, distribution centers, universities, schools, and large hospitals. These facilities can see substantial cost savings by avoiding paying for waste disposal, as well as by offsetting utility costs. Cirque plans to deliver these systems to customers using the ESCO business model.

Northrop Grumman has exclusive marketing rights to the U.S. military and government in addition to being one of the leading contract suppliers for the military and government. Their reputation and access insures rapid access and the highest probability of success for sales within these market sectors.

Cirque will maintain patents rights on certain key components of the DGU systems and will be responsible for the manufacturing and supply of these components to Northrop Grumman for inclusion in the complete DGU system, both for military and commercial units. The development of the two prototypes (one military unit and one commercial unit) is underway with completion of testing to be completed in the first quarter of 2015 and sales of both types to begin at that time.

Waste-to-Energy Opportunities

Our management has extensive experience in the waste-to-energy market. The Company maintains ongoing development opportunities for several projects in this sector. These projects can take several years to develop; however, the long-term operational effects of these projects are expected to be beneficial to the revenue and profitability of the Company for many years. Management continues to look for acquisition candidates in this sector that will provide similar benefits with a shorter delivery term than green field development.

Cirque maintains its headquarters offices at 645 Griswold Street, Suite 3274, Detroit, MI 48226.

Cirque has never declared bankruptcy and has never been in receivership. Our common stock is quoted on the OTC Pink under the symbol “EWRL.”

Employees

The Company has four employees. As of the date of this Annual Report, the Company’s executive team performs as employees of Cirque. Joseph L. DuRant functions as the Company’s President and Chief Executive Officer, David W. Morgan functions as the Chief Financial Officer, Roger W. Silverthorn functions as the Executive Vice President of Business Development, and Richard L. Fosgitt functions as the Executive Vice President of Technology and Engineering.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s offices are located at 645 Griswold Street, Suite 3274, Detroit, MI 48226 comprised of facilities for administrative offices.

The Company maintains a research and development facility at 401 Balsam Street, Carrollton, MI 48724.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the fiscal year ended December 31, 2014. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Pink under the symbol “EWRL.” The first available quotations on the OTC markets appear at the end of January 2007. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Period ended	High	Low
March 31, 2013	$0.0300	$0.0038
June 30, 2013	0.0190	0.0021
September 30, 2013	0.0250	0.0111
December 31, 2013	0.0436	0.0066

Period ended	High	Low

March 31, 2014	$0.0228	$0.0118
June 30, 2014	0.0291	0.0115
September 30, 2014	0.0276	0.0116
December 31, 2014	0.0229	0.0120

Period ended	High	Low

March 31, 2015	$0.0190	$0.0067

Shareholders

As of the date of this Annual Report there were 237,313,182 total shares outstanding and there were approximately 77 shareholders of record.

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

DGU Business

•	Under a contract with the Northrop Grumman Corporation, Cirque investigated and obtained research and technical data regarding the ability to produce a mobile, deployable gasification unit capable of producing field electricity for use by the U.S. military and other government users.
•	The goal of this engagement was to determine the potential ability to develop, engineer and fabricate a DGU or other system capable of converting the currently available byproducts or wastes generated by the U.S. military in a typical forward operating base into electricity.
•	The goal is to make systems simple to operate, highly transportable, reliable, and have minimal special training and maintenance requirements.
•	Northrop Grumman and Cirque are committed to continue technology development for the DGU toward commercialization.
•	Northrop Grumman, in partnership with Cirque, is producing the first working DGU prototypes for testing and demonstration for military, government, and commercial customers.
•	We anticipate the deployment of the DGU prototypes.
•	Under the agreement, Cirque will lead the development, manufacturing, and testing of the initial demonstration DGUs, with input from Northrop Grumman.
•	Upon successful demonstration, Northrop Grumman will manufacture DGUs for exclusive sale by Northrop Grumman and Cirque.

Clean Energy Generation Solutions as Energy Services Company (“ESCO”)

Delivery of clean energy Combined Heat and Power (“CHP”) projects, to industrial, commercial, and municipalities, universities, schools, hospitals (“MUSH”) market customers as well as local, state, and federal governments.

•	Projects to be developed and owned by Cirque.
•	Energy sold to customers using various structures which required little or no capital outlay by customers:

•	ESPC – energy savings performance contract; customer pays Cirque money which otherwise would have been paid to utility company in exchange for guaranteed savings.
•	PPA – traditional power purchase agreement.
•	Services contract – energy purchased as a service, thereby allowing a customer to treat a project as “off-credit.”
•	Lease – Cirque to design, build, finance and lease system to a customer.

Results of Operations

Below is a comparison of results of operations for the years ended December 31, 2014 and December 31, 2013.

The Company reported a net loss of $3,600,619 for the year ended December 31, 2014 versus a net loss of $3,203,878 for the year ended December 31, 2013.

For the year ended December 31, 2014, the primary contributors to the net loss of $3,600,619 were executive and directors’ compensation of $1,120,202, amortization of debt discount of $883,366, interest expense of $502,678, other financing costs of $346,250, loss on settlement of promissory convertible notes of $324,082, professional fees of $313,057, derivative expense of $215,454, which were only partially offset by a gain on derivate liability of $683,942. For the year ended December 31, 2013, primary contributors to the net loss of $3,203,878 were derivative expense of $1,373,813, loss on settlement of promissory convertible notes of $1,024,869, executive and directors’ compensation of $769,636, amortization of debt discount of $489,803, investor relations expense of $338,731, which were only partially offset by a gain on derivate liability of $1,148,991.

Prior period comparisons of results are impacted by developing operations during the periods covered.

Liquidity and Capital Resources

During the year ended December 31, 2014 net cash used in operating activities totaled $1,233,080. Cash generated by financing activities was $1,219,822, resulting largely from stock payables and proceeds from the issuance of convertible notes, and cash provided by investing activities totaled $4,417. Decrease in cash for the period was $8,841.

During the year ended December 31, 2013 net cash used in operating activities totaled $584,509. Cash generated by financing activities was $747,500, resulting primarily from the issuance of convertible notes, and cash used in investing activities totaled $155,155. Increase in cash for the period was $7,836.

Cash Flow Requirements for Operations

As of the date of this Annual Report, we had available cash of $5,047. Based on our historical cash needs and our business plan, we require approximately $1,200,000 for operations for the coming year. We currently have legal and accounting expenses with no revenue generating operations. We rely on sale of our common shares and advances from our majority shareholders and various convertible debt facilities to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $15,105,703 at December 31, 2014. Management plans to seek additional financing through the issuance of debt securities, the sale of the Company’s common stock through private placements, and/or a secondary offering of the Company’s common stock. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cirque Energy, Inc.

We have audited the accompanying consolidated balance sheets of Cirque Energy, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cirque Energy, Inc., as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cirque Energy, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

April 15, 2015

Cirque Energy, Inc.

Consolidated Balance Sheets

	December 31	December 31
	2014	2013

Assets:
Current assets:
Cash	$-	$8,841
Total current assets	-	8,841

Land	-	27,752
Equipment, net	4,148	4,637
Total Assets	$4,148	$41,230

Liabilities and Stockholders' Deficit:
Current liabilities:
Bank overdraft	$15	$-
Accounts and other payables	547,160	287,292
Accounts and other payables - related party	8,029	5,129
Accrued salaries and wages - related party	457,006	224,758
Accrued interest	131,838	22,013
Notes payable	361,673	358,923
Convertible notes - (net of $152,101 and $360,986 unamortized discount)	1,034,502	116,918
Derivative liability	1,246,748	1,055,755
Total current liabilities	3,786,971	2,070,788

Total Liabilities	3,786,971	2,070,788

Stockholders' Deficit
Preferred Stock $.001 par value, 19,796,580 shares authorized
Class A Preferred stock, $10 stated value, 13,420 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively	134,200	134,200
Class B Preferred stock, $10 stated value, 100,000 shares authorized, 38,193 shares issued and outstanding at December 31, 2014	381,930	-
Class C Preferred stock, $10 stated value, 100,000 shares authorized, 24,340 shares issued and outstanding at December 31, 2014	204,850	-
Common stock, Par Value $0.001, 300,000,000 shares authorized 192,532,405 and 163,934,049 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	192,532	163,931
Additional paid-in capital	9,592,543	8,748,320
Stock payable	421,825	116,575
Stock payable - related party	395,000	312,500
Accumulated deficit	(15,105,703)	(11,505,084)
Total Stockholders' Deficit	(3,782,823)	(2,029,558)
Total Liabilities and Stockholders' Deficit	$4,148	$41,230

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2014	2013
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Bank service charges	4,482	4,018
Development projects	209,639	5,800
Office and miscellaneous	39,328	26,870
Executive and directors compensation	1,120,202	769,636
Professional fees	313,057	-
Investor relations	102,179	338,731
Travel	39,535	37,957
Forfieture of deposit on landfill	-	39,185
Property taxes	14,960	150,000
Other financing costs	346,250	-
Total operating expense	2,189,632	1,372,197

Operating loss	(2,189,632)	(1,372,197)

Other Income (Expense)
Gain on sale of assets	2,215	-
Amortization of debt discount	(883,366)	(489,803)
Derivative expense	(215,454)	(1,373,813)
Gain (Loss) on settlement of debt	(171,564)	20,693
Loss on settlement of promissory convertible notes	(324,082)	(1,024,869)
Gain on derivative liability	683,942	1,148,991
Interest expense	(502,678)	(112,880)
Total other income (expense)	(1,410,987)	(1,831,681)
Net loss	$(3,600,619)	$(3,203,878)

Net loss per common share	$(0.02)	$(0.03)
Weighted average common shares outstanding	186,111,906	95,514,332

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Total Equity

Balance at December 31, 2012	-	$-	-	$-	-	$-	62,636,850	$62,636	$7,192,873	$233,607	$(8,301,206)	$(812,090)

Shares issued for debt conversion	-	-	-	-	-	-	101,297,199	101,295	1,326,619	-	-	1,427,914
Forfeiture and purchase of subscription agreement deposit and receivable	-	-	-	-	-	-	-	-	225,000	(150,000)	-	75,000
Shares to be issued for services	-	-	-	-	-	-	-	-	-	10,000	-	10,000
Forgiveness of related party debt related to issuance of stock for payables	-	-	-	-	-	-	-	-	3,828	-	-	3,828
Shares issued for related party payable conversions	13,420	134,200	-	-	-	-	-	-	-	22,968	-	157,168
Shares to be issued for officer and directors liabilities	-	-	-	-	-	-	-	-	-	312,500	-	312,500
Net loss	-	-	-	-	-	-	-	-	-	-	(3,203,878)	(3,203,878)

Balance at December 31, 2013	13,420	134,200	-	-	-	-	163,934,049	163,931	8,748,320	429,075	(11,505,084)	(2,029,558)

Shares issued for debt conversion	-	-	-	-	-	-	32,108,059	32,108	497,785	-	-	529,893
Shares issued for services	-	-	-	-	-	-	399,631	400	6,793	-	-	7,193
Shares to be issued for services	-	-	-	-	-	-	20,000,000	20,000	319,500	-	-	339,500
Forgiveness of related party debt related to issuance of stock for payables	-	-	-	-	-	-	-	-	-	-	-	-
Loan of stock to company at market value	-	-	-	-	-	-	(23,909,334)	(23,907)	(323,442)	213,750	-	(133,599)
Shares issued for related party payable conversions	-	-	38,193	381,930	24,340	204,850	-	-	192,565	(312,500)	-	466,845
Shares to be issued for officer and directors liabilities	-	-	-	-	-	-	-	-	145,133	395,000	-	540,133
Shares to be issued as debt interest	-	-	-	-	-	-	-	-	-	71,500	-	71,500
Salary Costs - Options	-	-	-	-	-	-	-	-	5,889	-	-	5,889
Restricted Common Shares	-	-	-	-	-	-	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	-	-	-	-	-	(3,600,619)	(3,600,619)

Balance at December 31, 2014	13,420	$134,200	38,193	$381,930	24,340	$204,850	192,532,405	$192,532	$9,592,543	$816,825	$(15,105,703)	$(3,782,823)

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2014	2013
Operating Activities
Cash flows from operating activities :
Net loss	$(3,600,619)	$(3,203,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,209	518
Addition to Convertible promissory notes for default	310,472	-
Amortization of debt discount	883,366	489,803
Issuance of common stock for services	7,193	10,000
Issuance of common stock for executive and director compensation	750,313	312,500
Forfieture of deposit on landfill	-	150,000
(Gain) Loss on settlement of debt	171,564	(20,694)
Loss on settlement of convertible promissory notes	324,082	1,024,869
Derivative expense	215,454	1,373,813
Gain on derivatives	(683,942)	(1,148,991)
Gain on sale of land	(2,078)	-
Gain on sale of equipment	(137)	-
Salary Costs - Options	5,890	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	315,949	126,057
Accrued Interest	32,206	76,736
Accrued salaries and wages	35,998	224,758
Accounts payable-related parties	-	-
Cash used in operating activities	(1,233,080)	(584,509)

Investing Activities:
Deposit on purchase of Davison landfill	-	(150,000)
Proceeds from sale of equipment	4,000	-
Proceeds from sale of land	5,000	-
Purchase of equipment	(4,583)	(5,155)
Cash used in investing activities	4,417	(155,155)

Financing Activities:
Bank overdraft	15	-
Stock payable	609,250	-
Proceeds from sale of restricted common stock	20,000	-
Proceeds of assignment of stock purchase agreement	-	75,000
Proceeds from convertible promissory notes	527,188	522,000
Proceeds from promissory notes	136,000	-
Proceeds from convertible note - related party	-	150,500
Proceeds from promissory note - related party	2,900	-
Payoff of convertible promissory note	(75,531)	-
Cash provided by financing activities	1,219,822	747,500

Increase (decrease) in cash	(8,841)	7,836

Cash, beginning of period	8,841	1,005
Cash, end of period	$-	$8,841

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$529,893	$403,051
Class B preferred shares issued to settle stock payable	$381,930	$-
Class C preferred shares issued to settle stock payable	$204,850	$-
Convertible notes issued to settle notes payable	$128,500	$115,000
Stock payable issued to settle accounts payable - related party	$-	$134,200

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock of Salty’s Warehouse, Inc. sold all of the shares held by them to a group of approximately 54 purchasers in a private transaction. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World mainly engaged in the selling of online game services and media production business in mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. (“Blue Atelier”) acquired 25,000,000 newly authorized and issued common stock of E World after E World executed a 1 for 40 reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert these notes plus accumulated interest to E World Common Stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World with Blue Atelier then owning 75% of the outstanding common stock of E World.

In May 2010, the Company acquired 100% of the outstanding common stock of Media and Technology Solutions, Inc. (“MTS”), a Nevada corporation with a variety of media and related interests and rights and emerged from shell status. The consideration for the purchase of MTS was 10,000,000 shares of E World common stock. Blue Atelier, the principal shareholder of MTS, was also the largest shareholder in E World. Following this acquisition, E World moved its principal office to Las Vegas, Nevada. The acquisition of MTS was accounted for in a manner similar to a pooling of interests in accordance with accounting principles generally accepted in the United States because the entities were under common control.

On September 17, 2011, E World entered into a letter of intent with Green Renewable Energy Solutions, Inc. (“GRES”), the purpose of which was to acquire the assets of GRES which included certain contracts for the acceptance, processing and disposal of construction and demolition waste and as part of this agreement, E World changed its name to Green Energy Renewable Solutions (“GERS”), effective December 12, 2011. On January 26, 2012, GERS completed a 1-for-5 reverse split and on February 4, 2012 E World, including its subsidiary, MTS, was spun out as a separate private company by way of a special share dividend with one E World share issued for every share held on the date of the approval of the reverse split. FINRA approved the name change and the reverse split on January 26, 2012.

On February 4, 2012 GRES executed an asset purchase agreement (the “Purchase Agreement”) with GERS. Under the terms of the Purchase Agreement, GERS acquired all of the assets of GRES for 6,209,334 shares of its common stock and a further 4,604,666 common shares of deferred consideration.

GERS is focused on the acquisition of waste streams and maximizing its value utilizing recycling, renewable energy production, and environmentally responsible disposal strategies. On June 27, 2012, the Company approved a 1-for-1 stock dividend for shares held on June 29, 2012 and the dividend shares were issued following FINRA approval on July 27, 2012.

On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a wholly owned subsidiary for the sole purpose of acquiring the Davison Landfill. An offer was made and accepted by the bankruptcy trustee who was in possession of the Davison Landfill. Subsequently, the transaction did not close and the Green Harvest Landfill, LLC lies dormant.

On May 15, 2013 GERS entered into a contribution agreement with Cirque Energy II, LLC (“Cirque LLC”) whereby Cirque LLC would contribute all of its assets in exchange for common stock in the Company. Included in Cirque LLC’s assets were three subsidiary limited liability companies: The Prototype Company, LLC; Gaylord Power Station, LLC; and Midland Renewable Energy Station, LLC. This contribution agreement has not yet been consummated.

In July 2013, GERS effectuated a name change to Cirque Energy, Inc. (the “Company” or “Cirque”) by amending its articles of incorporation. FINRA approval of the name change and change in trading symbol continues to be pending.

Cirque’s key area of business is focused on the securing of waste streams, including but not limited to: construction, demolition, and municipal solid waste streams and maximizing their values by recycling and waste to energy opportunities.

On November 14, 2013, Cirque and Northrop Grumman Systems Corporation entered into a Joint Development Agreement to continue the technology development of a Deployable Gasification Unit (DGU) and towards this end, to develop a DGU prototype for testing and demonstration. In consideration for Cirque to fund and develop a test unit, Northrop Grumman wished to permit its intellectual property to be used by Cirque and, provided a prototype is a success and the device is deemed viable, a division of responsibilities, obligations and customer sales privileges will be outlined in a mutually drafted and agreed to Business and Marketing Plan that will further define the intent of this Joint Development Agreement.

On February 1, 2014, Cirque changed its head office to 645 Griswold Street, Suite 3274, Detroit, MI 48226 from 243 West Congress Street, Suite 350, Detroit, MI 48226.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Cirque and its wholly owned subsidiaries. On July 27, 2011 the Company acquired E World, which in turn had acquired 100% of the outstanding stock of MTS on May 24, 2010. On the date of the acquisition, MTS was 95% owned by Blue Atelier, the majority shareholder of the Company and the acquisition was accounted by means of a type of pooling of the entities from the date of inception of MTS on February 1, 2010 because the entities were under common control. All significant inter-company transactions and balances have been eliminated. Ownership of MTS was transferred to E World, a transaction which had no effect on the consolidated financial statements at December 31, 2011. On February 4, 2012, E World was spun off. On April 29, 2013, the Company formed Green Harvest Landfill, LLC as a Delaware limited liability company to be a wholly owned subsidiary for the sole purpose of acquiring the Davison Landfill. All significant inter-company transactions and balances have been eliminated.

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

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board’s (FASB’s”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Under ASC 740, income taxes are accounted for under the asset and liability method. Deferred taxes are determined based upon differences between the financial reporting and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized. The total income tax provision includes current tax expenses under applicable tax regulations and the change in the balance of deferred tax assets and liabilities. The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. Income tax provisions must meet a more likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

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

The Company has adopted FASB ASC Topic 718-10, “Compensation - Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities.” The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the periods presented and has an accumulated deficit of $15,105,703. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Accounts and other payable, due to related parties	8,029	5,129
Accrued salaries and wages - related parties	457,006	224,758
Stock payable - related parties	395,000	312,500
	$860,035	$542,387

During the calendar year of 2013, E World and Blue Atelier ceased to be related parties and the disclosures above reflect that change. The secured note due to E World was paid during 2013 as described in Note 7 below. The “due to E World” was reduced by $20,000 during 2013 and was converted into a note in February 2014 as described in Note 7 below.

Related party transactions during the period include salary and consultancy fees for the years ended December 31, 2014 and 2013 as follows:

	For the Year Ended December 31,
	2014	2013
Joseph L. DuRant: CEO, Director	$265,239	$270,642

Frank A. O’Donnell: Executive VP Business Development, Director	-	96,887

Roger Silverthorn: Director, CFO: (February 1, 2013 through June 30, 2014)	265,239	250,383

Richard L. Fosgitt: Director: EVP Engineering and Technology (effective August 15, 2013)	265,239	203,808

David W. Morgan: CFO (effective July 1, 2014)	107,737	-

Thomas G. Coté: Director (effective August 15, 2013)	15,417	10,417
Total	$871,371	$832,137

The Company has recorded $169,384 in payroll tax liabilities during the year ended December 31, 2014 related to payments made to its executives.

Preferred, Common Stock Payments to Officers, Directors

	Accrued Compensation to be issued in Class B Preferred Shares	Class B Convertible Preferred Issued ($10 Par)	Common Stock after Conversion
Joe DuRant: CEO, Director	$139,068	13,907	9,595,710
Roger Silverthorn: CFO, Director	159,525	15,953	11,007,225
Richard Fosgitt, Director	72,917	7,292	5,031,250
Thomas Cote': Director	10,417	1,042	718,750
	$381,927	38,194	26,352,935

The accrued compensation obligation of $381,927 was recorded as accrued salaries and wages for $69,427 and stock payable for $312,500 at December 31, 2013 on the consolidated balance sheet. On January 20, 2014, the Board of Directors approved the issue of 38,194 shares of Class B preferred stock in satisfaction of the $381,927 obligation due to the above officers and directors. This obligation has been liquidated as of March 31, 2014.

As of December 31, 2014, the Company has accrued liabilities to officers and directors for compensation in common stock in the following amounts:

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock issued at December 31, 2014 Market Price
Joseph L. DuRant: CEO, Director	$125,000	$5,000	$130,000	$7,692,308

Roger W. Silverthorn: CFO, Director	$125,000	$5,000	$130,000	$7,692,308

Richard L. Fosgitt, Director	$125,000	$5,000	$130,000	$7,692,308

Thomas G. Coté: Director	$-	$5,000	$5,000	$295,858
	$375,000	$20,000	$395,000	$23,372,781

Blue Atelier Promissory Note May 20, 2013

On May 20, 2013 the Company received funding pursuant to a promissory note in the amount of $150,000. The promissory note is secured by the break-up fee in the Asset Purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison Landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison Landfill, and 10,000,000 shares of common stock. The promissory note bears interest at 6% interest, has a loan premium of $75,000 and matures on July 1, 2013.

On December 30, 2013, the $50,000 of cash proceeds received from the issuance of LG Capital Funding, LLC Promissory Note VIII (See Note 7) was used to pay Blue Atelier outstanding principal and interest. At December 31, 2013, $175,500 principal plus accrued interest of $8,332 is outstanding.

On January 21, 2014, the $30,000 of cash proceeds received from the issuance of the GEL Properties, LLC Promissory Note was used to pay Blue Atelier outstanding principal and interest.

On April 2, 2014, the $105,000 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal and interest.

On June 27, 2014, the $53,771 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal upon which the Blue Atelier Promissory Note of May 20, 2013 was paid in full.

E World Promissory Note February 2, 2014

On February 2, 2014, the Company issued a Convertible Promissory Note (the “Note”) to E World in the principal amount of $181,662 bearing a 6.00% annual interest rate, unsecured and maturing February 2, 2016. The Note was issued in exchange for an account payable in the same amount. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On July 31, 2014, the Company issued a note to Kodiak Capital Group, LLC (see Note 6 – Convertible Notes) for $52,500. Of this amount, $37,500 was used to repay principal on the E World Promissory Note February 2, 2014 and a $15,000 convertible note was issued to E World (see Note 6 –Convertible Notes) to further reduce the principal on the E World Promissory Note dated February 2, 2014. The principal balance on tis note at December 31, 2014 was $130,923.

David W. Morgan Employment Agreement

On July 1, 2014, the Company executed an employment agreement with David W. Morgan under which Mr. Morgan agreed to become the Company’s Chief Financial Officer. The agreement expires on July 1, 2016 and provides for Mr. Morgan to receive an annual salary of $150,000. He was also granted options to purchase 1,000,000 shares of the Company’s common stock under this agreement. See Note 8 – Stockholders Equity.

Note 5– Operating Lease Commitments

On February 1, 2014, the Company entered into a twelve month lease for office space for its head office at 645 Griswold Street, Suite 3274, Detroit, Michigan 48226. The monthly lease payment is $1,200.

Note 6 – Convertible Notes

Asher Enterprises Promissory Note VII June 26, 2013

On June 26, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (the “Holder”) in the original principal amount of $32,500 bearing an 8.00% annual interest rate, unsecured and maturing March 26, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $75,198 and derivative expense of $42,498 based on the Black Scholes Merton pricing model.

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

In accordance with the terms of the Note, Mr. Morris fully converted the Note on March 31, 2014 for 4,500,000 shares of common stock for principal of $32,500 as disclosed in Note 7. During the year ended December 31, 2014, a gain in the change of the fair value of derivative of $60,064, amortization of debt discount of $10,119 and loss on settlement of promissory convertible notes of $35,000.

Asher Enterprises Promissory Note VIII July 10, 2013

On July 10, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (the “Holder”) in the original principal amount of $32,500 bearing an 8.00% annual interest rate, unsecured and maturing April 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $68,097 and derivative expense of $35,597 based on the Black Scholes Merton pricing model.

On November 7, 2013, this Note was assigned to Matthew Morris by the Holder.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $16,250 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $32,500 had been amortized. The fair value of the derivative liability at December 31, 2014 was $56,721 resulting in a gain on the change in fair value of the derivative of $11,376. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $12,650 and $1,239, respectively.

Asher Enterprises Promissory Note IX December 23, 2013

On December 23, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (the “Holder”) in the original principal amount of $47,500 bearing an 8.00% annual interest rate, unsecured and maturing September 23, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $47,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $69,489 and derivative expense of $21,989 based on the Black Scholes Merton pricing model.

In a negotiated settlement of the Note, on April 23, 2014 the holder was paid $72,531 for principal of $47,500 resulting in a loss on settlement of $21,281. During the year ended December 31, 2014, a gain in the change of the fair value of derivative of $108,282, amortization of debt discount of $30,511 and loss on settlement of promissory convertible notes of $35,000 was recorded.

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

In accordance with the terms of the Note, JMJ Financial partially converted the Note on December 2, 2013 for 7,400,000 shares of common stock for principal and interest of $28,897 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $252,303.

In accordance with the terms of the Note, JMJ Financial partially converted the Note on December 2, 2013 for 7,400,400 shares, and on April 3, 2014 fully converted the Note for 919,671 shares of common stock for principal of $32,481 as disclosed in Note 7. During the year ended December 31, 2014, a gain in the change of the fair value of derivative of $6,622, amortization of debt discount of $13,348 and loss on settlement of promissory convertible notes of $8,093 was recorded.

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

In accordance with the terms of the Note, JMJ Financial converted a portion of the Note on March 6, 2014 for 2,500,400 shares and fully converted the Note on April 3, 2014 for 4,278,860 shares of common stock for principal of $35,377 as disclosed in Note 7. During the year ended December 31, 2014, a loss in the change of the fair value of derivative of $74,290, amortization of debt discount of $22,292 and loss on settlement of promissory convertible notes of $58,791 was recorded.

JMJ Financial Promissory Note V September 25, 2013

On September 25, 2013, the Company received cash proceeds of $25,000 with an original issue discount of $4,481 on the fifth tranche of the Convertible Note (“Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $29,481 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $47,618 and derivative expense of $22,618 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $14,741 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $29,481 had been amortized. The fair value of the derivative liability at December 31, 2014 is $60,214 resulting in a loss on the change in fair value of the derivative of $12,596. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $7,615 and $1,474, respectively.

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

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $29,481 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $58,962 had been amortized. The fair value of the derivative liability at December 31, 2014 was $120,368 resulting in a gain on the change in fair value of the derivative of $313,762. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $14,422 and $2,948, respectively.

LG Capital Funding, LLC Promissory Note II July 18, 2013

On July 18, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $26,500 bearing an 8.00% annual interest rate, unsecured and maturing April 16, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $84,191 and derivative expense of $57,691 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the Holder fully converted the Note on January 30, 2014 for 3,566,996 shares of common stock for principal of $26,500 and interest of $1,144 as disclosed in Note 8. During the year ended December 31, 2014, a gain in the change in the fair value of derivative of $60,192, amortization of debt discount of $10,445 and loss on settlement of promissory convertible notes of $19,440 for this Note was recorded.

LG Capital Funding, LLC Promissory Note III August 30, 2013

On August 30, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $32,000 bearing an 8% annual interest rate, unsecured and maturing May 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $66,705 and derivative expense of $34,705 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the Holder fully converted the Note on March 31, 2014 for 5,536,088 shares of common stock for principal of $32,000 and interest of $1,493 as disclosed in Note 8. During the year ended December 31, 2014, a gain in the change in the fair value of derivative of $74,338, amortization of debt discount of $17,582 and loss on settlement of promissory convertible notes of $91,069 for this Note was recorded.

LG Capital Funding, LLC Promissory Note IV September 18, 2013

On September 18, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $26,500 bearing an 8.00% annual interest rate, unsecured and maturing June 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $45,285 and derivative expense of $18,785 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $13,250 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. The fair value of the derivative liability at December 31, 2014 is $72,462 resulting in a loss on the change in fair value of the derivative of $27,177. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $8,971 and $604, respectively. Also see Note 10 – Subsequent Events.

LG Capital Funding, LLC Promissory Note VI November 18, 2013

On November 18, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $30,000 bearing an 8.00% annual interest rate, unsecured and maturing August 18, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $77,099 and derivative expense of $47,099 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $15,000 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $30,000 had been amortized. The fair value of the derivative liability at December 31, 2014 is $81,867 resulting in a loss on the change in fair value of the derivative of $4,768. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $9,708 and $283, respectively.

LG Capital Funding, LLC Promissory Note VII November 27, 2013

On November 27, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $26,500 bearing an 8.00% annual interest rate, unsecured and maturing August 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $214,287 and derivative expense of $187,787 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $13,250 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. The fair value of the derivative liability at December 31, 2014 is $72,462 resulting in a gain on the change in fair value of the derivative of $114,825. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $3,408 and $197, respectively.

LG Capital Funding, LLC Promissory Note VIII December 30, 2013

On December 30, 2013, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $50,000 bearing an 8.00% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $136,117 and derivative expense of $86,117 based on the Black Scholes Merton pricing model.

On December 30, 2013, the $50,000 of cash proceeds received from the issuance of LG Capital Funding, LLC Promissory Note VIII was used to pay Blue Atelier outstanding principal and interest.

In accordance with the terms of the Note, the Holder had fully converted the Note by January 16, 2014 for 5,124,544 shares of common stock for principal and interest of $50,000 as disclosed in Note 8. During the year ended December 31, 2014, a gain in the change in the fair value of derivative of $135,553, amortization of debt discount of $49,818 and loss on settlement of promissory convertible notes of $54,585 for this Note was recorded.

LG Capital Funding, LLC Promissory Note IX January 6, 2014

On January 6, 2014, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $52,000 bearing an 8.00% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $52,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $98,265 and derivative expense of $46,265 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $26,000 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $52,000 had been amortized. The fair value of the derivative liability at December 31, 2014 is $142,189 resulting in a loss on the change in fair value of the derivative of $43,924. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $11,480 and $0, respectively.

Matthew Morris Promissory Note I November 8, 2013

On November 8, 2013, the Company issued a Convertible Promissory Note (the “Note”) to Mr. Morris (the “Holder”) in the original principal amount of $46,500 bearing an 8.00% annual interest rate, unsecured and maturing August 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price, which means average trading price during the three trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $46,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $62,721 and derivative expense of $16,221 based on the Black Scholes Merton pricing model.

As of December 31, 2014, the entire debt discount of $46,500 had been amortized. The fair value of the derivative liability at December 31, 2014 is $81,867 resulting in a loss on the change in fair value of the derivative of $19,146.The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $4,260 and $540, respectively.

GEL Properties, LLC Promissory Note I January 20, 2014

On January 20, 2014, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $30,000 bearing a 6.00% annual interest rate, unsecured and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $43,649 and derivative expense of $13,649 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the holder fully converted the Note on January 30, 2014, February 27, 2014, and March 11, 2014 for 3,751,895 shares of common stock for principal and interest of $30,000 as disclosed in Note 8. During the year ended December 31, 2014, a gain in the change in the fair value of derivative of $43,649, amortization of debt discount of $30,000 and gain on settlement of promissory convertible notes of $3,600 for this Note was recorded. Also see Note 10 – Subsequent Events.

GEL Properties, LLC Promissory Note II January 21, 2014

On January 21, 2014, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $65,000 bearing a 6.00% annual interest rate, unsecured and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $65,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $86,035 and derivative expense of $21,035 based on the Black Scholes Merton pricing model.

As of December 31, 2014, the entire debt discount of $65,000 had been amortized. The fair value of the derivative liability at December 30, 2014 is $38,883 resulting in a gain on the change in fair value of the derivative of $47,152. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $14,745 and $0, respectively.

Typenex Co-Investment, LLC Promissory Note I February 13, 2014

On February 13, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Typenex Co-Investment, LLC (the “Holder”) in the initial principal amount of $150,000 bearing a 10.00% annual interest rate, unsecured and maturing May 13, 2015. The Holder has committed to accept and pay for additional Convertible Promissory Notes in $50,000 tranches up to a total investment of $550,000. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a fixed conversion price of $0.025 per share subject to a reduction if the Company share price falls below the conversion price. The Holder received a warrant to purchase shares of the Company exercisable for a period of 5 years from the closing. The number of warrants will be calculated at 30% of the maturity amount of the tranche’s exercised by the Company.

As of December 31, 2014, the Company had issued 1,500,000 warrants in accordance with the terms of this Note. The exercise price of the warrant is $0.025 per share. The Company recorded a debt discount in the amount of $112,688 for the Note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the Note and warrants to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $83,750 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

On September 19, 2014, the Company borrowed an additional $25,000 under this Note.

On November 19, 2014, the Company and the Holder entered into a forbearance agreement under which the Holder agreed to forebear from exercising any of its rights under the default provisions of the Note. In exchange, the Note principal was adjusted to $337,500 and the interest rate was set at 10.00% per annum.

As of December 31, 2014, $105,131 of the debt discount for the Note and warrants had been amortized. The fair value of the derivative liability of the Note and the warrants at December 31, 2014 is $54,785 and $22,892, respectively, resulting in a gain on the change in fair value of the derivative of $57,903 on the Note and a gain on the change in fair value of the derivative of $28,592 on the warrants for the year ended December 31, 2014. The Note and warrants are shown net of a debt discount of $44,836 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $3,872 and $0, respectively.

Union Capital, LLC Promissory Note I April 2, 2014

On April 2, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $100,000 bearing a 9.00% annual interest rate, unsecured and maturing April 2, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $148,053 and derivative expense of $48,053 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $74,794 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 is $134,645 resulting in a gain on the change in fair value of the derivative of $13,438 for the year ended December 31, 2014. The Note is shown net of a debt discount of $25,206 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $13,534 and $0, respectively.

Union Capital, LLC Promissory Note III April 2, 2014

On April 2, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $100,000 bearing a 9.00% annual interest rate, unsecured and maturing April 2, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $105,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $155,456 and derivative expense of $50,456 based on the Black Scholes Merton pricing model.

In accordance with the terms of the Note, the Holder partially converted the Note on April 3, 2014 into 1,930,005 shares of common stock for principal of $15,000 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $12,599.

As of December 31, 2014, $64,315 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 is $132,267 resulting in a loss on the change in fair value of the derivative of $59,853 for the year ended December 31, 2014. The Note is shown net of a debt discount of $22,685 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $14,402 and $0, respectively. Also see Note 10 – Subsequent Events.

Union Capital, LLC Promissory Note II June 30, 2014

On June 30, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $34,188 bearing a 9.00% annual interest rate, unsecured and maturing June 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $34,188 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $46,651 and derivative expense of $12,463 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $17,378 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 is $24,712 resulting in a gain on the change in fair value of the derivative of $21,939 for the year ended December 31, 2014. The Note is shown net of a debt discount of $16,810 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $1,551 and $0, respectively.

Kodiak Capital Group Note July 31, 2014

On July 31, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Kodiak Capital Group, LLC (the “Holder”) in the original principal amount of $52,500 bearing a 15.00% annual interest rate, unsecured and maturing October 31, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $52,355 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $52,355 based on the Black Scholes Merton pricing model.

The proceeds from this Note were used as follows: $37,500 was used to repay principal on the E World Promissory Note February 2, 2014 and $15,000 was retained by the Holder as a discount.

As of December 31, 2014, 37,785 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 is $95,860, resulting in a loss on the change in fair value of the derivative of $43,505 for the year ended December 31, 2014. The Note is shown net of debt discount of $14,570 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $4,056 and $0, respectively.

Blue Atelier Note August 8, 2014

On August 5, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Blue Atelier (the “Holder”) in the original principal amount of $35,000 bearing a 9.00% annual interest rate, unsecured and maturing September 30, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $34,051 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $34,051 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $24,346 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 was $63,907, resulting in a loss on the change in fair value of the derivative liability of $29,856 for the year ended December 31, 2014. The Note is shown net of unamortized debt discount of $9,705 as of December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $1,920 and $0, respectively.

E World Note August 8, 2014

On August 5, 2014, the Company issued a Convertible Promissory Note (the “Note”) to E World (the “Holder”) in the original principal amount of $15,000 bearing a 9.00% annual interest rate, unsecured and maturing September 15, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $14,593 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $14,593 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $10,434 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 was $27,382, resulting in a loss on the change in fair value of the derivative liability of $12,796 for the year ended December 31, 2014. The Note is shown net of unamortized debt discount of $4,159 as of December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $1,515 and $0, respectively.

O’Donnell 1 October 31, 2014

On October 31, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Frank O’Donnell (the “Holder”) in the original principal amount of $5,000 bearing a 6.00% annual interest rate, unsecured and maturing January 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $2,199 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $2,199 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $1,458 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 was $2,444, resulting in a loss on the change in fair value of the derivative liability of $245 for the year ended December 31, 2014. The Note is shown net of unamortized debt discount of $741 as of December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $50 and $0, respectively.

Union Capital, LLC Promissory Note IV June 30, 2014

On December 19, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $20,000 bearing a 9.00% annual interest rate, unsecured and maturing December 19, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $20,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $43,533 and derivative expense of $23,533 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $658 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 is $43,533 resulting in no gain or loss on the change in fair value of the derivative for the year ended December 31, 2014. The Note is shown net of a debt discount of $19,342 at December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $59 and $0, respectively.

O’Donnell 2 December 30, 2014

On December 30, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Frank O’Donnell (the “Holder”) in the original principal amount of $2,000 bearing a 6.00% annual interest rate, unsecured and maturing March 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $923 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $923 based on the Black Scholes Merton pricing model.

As of December 31, 2014, $10.00 of the debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 was $978, resulting in a loss on the change in fair value of the derivative liability of $55 for the year ended December 31, 2014. The Note is shown net of unamortized debt discount of $913 as of December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $1 and $0, respectively.

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 "Derivatives and Hedging; Embedded Derivatives" ("Topic No. 815-15"). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company's convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for' any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the BlackScholes pricing model. Amortization of debt discount amounted to $883,366 for the year ended December 31, 2014 as compared to $489,803 for the year ended December 31, 2013. The derivative liability is revalued each reporting period using the BlackScholes model. Convertible debt as of December 31, 2014 and 2013 was $1,034,502 and $116,918, respectively, and are shown net of debt discount in the amounts of $152,101 and $360,986, respectively. As of December 31, 2014 and 2013, the derivative liability was $1,246,748 and $1,055,755, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2014:

Stock Price - The Stock Price was based on the average closing price of the Company's stock as of the Valuation Date. Stock Price was $0.0169 at December 31, 2014.

Variable Conversion Prices - The conversion price was based on 50% to 100% of the average closing price of the Company's common stock for the previous 10 to 30 trading days prior to the conversion date, or $.0089 at December 31, 2014.

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity was between 3 and 12 months for the outstanding derivatives.

Risk-Free Rate - The risk-free rate was based on the Treasury note rate as of the Valuation Dates with a term commensurate with the remaining term of the debt. The risk-free rate was 0.40% at December 31, 2014 based on one year.

Volatility - The volatility was based on the historical volatility of the Company stock. The average volatility was between 213% and 546% at December 31, 2014.

Note 7 - Notes Payable

Blue Atelier April 23, 2014

On April 23, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $75,000 bearing a 9.00% annual interest rate, unsecured and maturing May 31, 2014. The Note went into default for non-payment and, per the terms, an additional $37,500 was added to the principal amount and reflected in Interest Expense on the Consolidated Statements of Operations for the year ended December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $4,660 and $0, respectively.

E World $71,500

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $71,250 was outstanding under this Note as of December 31, 2014. The balance sheets as of December 31, 2014 and December 31, 2013 reflect accrued interest of $1,478 and $0, respectively.

Note 8 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of “blank check” preferred stock with a par value of $0.001 per share of which 13,420 shares of Class A preferred stock (“Class A”) with a stated value of $10; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10; and 100,000 shares of Class C (“Class C”) preferred stock with a par value of $10 have been designated and issued.

The preference term of the Class A and Class B is five years with conversion rights to common shares at any time after six months. Each Class A, Class B, and Class C share is convertible into 2,857.14, 690 and 592 shares of common stock, respectively. Each Class A, Class B and Class C share is entitled to 2,857.14, 3,450 and 592 votes, respectively, on any matter that is brought to a vote of the common stockholders.

Other Stock Issuances

On January 26, 2012, FINRA approved the 5-for-1 reverse stock split of our issued and outstanding common stock. The stock split has been retroactively applied to these financial statements resulting in a decrease in the number of shares of common stock outstanding with a corresponding increase in additional paid-in capital. All share amounts have been retroactively restated to reflect this reverse stock split.

On January 22, 2013, the Company entered into an assignment agreement with E World, an entity under common control, whereby E World agreed to purchase from GERS the Stock Purchase Agreement with Diamond Transport Ltd. for $75,000 payable in three equal monthly cash payments of $25,000, with the last payment due March 22, 2013. As of December 31, 2013, the Company had received $75,000 cash from E World. The Company recorded the cash receipt of $75,000 as additional paid-in capital as of December 31, 2013, due to the related party relationship.  The $150,000 stock payable to Diamond Transport Ltd. was reversed and any further liability to Diamond Transport Ltd. was assumed by E World.

On April 22, 2013, the Board of Directors approved the issue of 6,880 Class A Preferred Shares at $10 stated value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 stated value to Joseph L. DuRant for the conversion of debt totaling $134,200. The fair value of the shares issued was $134,200 based on the quoted market price of the shares on the date of approval on an as converted basis.

On January 20, 2014, the Board of Directors approved the issue of 38,194 of Class B Preferred Shares at $10 stated value as described in Note 4.

On April 2, 2014, pursuant to an agreement, the Board of Directors approved the issue of 8,783 of Class C Preferred Shares at $10 stated value to Joseph L. DuRant in exchange for the voluntary surrender of 5,200,000 shares of common stock.

On April 3, 2014, pursuant to an agreement, the Board of Directors approved the issue of 15,557 of Class C Preferred Shares at $10 stated value to Green Renewable Energy Solutions, Inc. in exchange for the voluntary surrender of 9,209,334 shares of common stock. Green Renewable Energy Solutions, Inc. is wholly owned by Joseph L. DuRant, president of the Company.

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

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Conversion Price based on the Conversion Formula in the Notes	Principal and Interest Converted
January 9, 2014	LG Capital Funding, LLC	2,094,241	Debt Conversion	$0.010	$20,000
January 16, 2014	LG Capital Funding, LLC	3,030,303	Debt Conversion	$0.010	$30,000
January 30, 2014	LG Capital Funding, LLC	3,566,996	Debt Conversion	$0.008	$27,644
January 30, 2014	GEL Properties, LLC	2,000,000	Debt Conversion	$0.008	$16,796
February 27, 2014	GEL Properties, LLC	1,500,000	Debt Conversion	$0.008	$11,301
March 6, 2014	JMJ Financial	2,500,000	Debt Conversion	$0.005	$13,613
March 11, 2014	GEL Properties, LLC	251,895	Debt Conversion	$0.008	$1,903
March 21, 2014	LG Capital Funding, LLC	5,536,088	Debt Conversion	$0.006	$33,493
March 31, 2014	Matthew Morris	4,500,000	Debt Conversion	$0.007	$32,500
April 3, 2014	JMJ Financial	5,198,531	Debt Conversion	$0.006	$28,592
April 3, 2014	Union Capital, LLC	1,930,005	Debt Conversion	$0.008	$15,000

Total		32,108,059			$230,841

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
March 31, 2014	Carmel Advisors, LLC	5,000,000	Services	$0.017	$86,000
May 2, 2014	Kodiak Capital	15,000,000	Services	$0.017	$253,500

Totals		52,108,059			$570,341

Date of Issue	Stock Issues for year ended December 31, 2014	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
August 18, 2014	Carter Terry/Icon	399,631	Services	$0.018	$7,193

		52,507,690			$577,535

During the year ended December 31, 2014, the Company issued a total of 52,507,690 shares of common stock for debt conversion for an aggregate fair value of $577,535 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $529,894 and the principal and interest converted of $230,842 is recorded as a loss on settlement of promissory notes and interest of $299,052 in the consolidated statements of operations.

As of December 31, 2014 and December 31, 2013, the Company had 192,532,405 and 163,934,049 shares of common stock outstanding respectively.

Stock Payable

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of December 31, 2014 and December 31, 2013, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 share of common stock. As of December 31, 2014 and December 31, 2013, the Company has an obligation for 120,000 shares of common stock valued at $6,612.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company's common stock. As of December 31, 2014 and December 31, 2013, no shares have been issued and the obligation has been recorded as stock payable.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of December 31, 2014 and December 31, 2013, no shares have been issued and the obligation has been recorded as stock payable.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World and 1,941,714 shares of common stock to Blue Atelier for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2014 and December 31, 2013, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

At January 20, 2014, the Board of Directors approved the issue of 38,193 shares of Class B preferred stock for officer compensation for services provided in 2013 and were issued. The fair value of the shares to be issued is $574,495 based on the quoted market price of the shares on the date of approval. The excess of the accrued wages over the fair value of the shares issued of $192,565 is recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $312,500 for this obligation was recorded as stock payable. As of December 31, 2014 the preferred shares had been issued and removed from stock payable.

On January 10, 2014, the Board of Directors approved the issue of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of December 31, 2014, $395,000 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at December 31, 2014 Market Price
Joseph L. DuRant: CEO, Director	$125,000	$5,000	$130,000	7,692,308

Roger W. Silverthorn: CFO, Director	$125,000	$5,000	$130,000	7,692,308

Richard L. Fosgitt, Director	$125,000	$5,000	$130,000	7,692,308

Thomas G. Coté: Director	$-	$5,000	$5,000	295,858
	$375,000	$20,000	$395,000	23,372,781

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

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note provides for the issuance of common stock having a value equal to the loan amount. $10,250 was outstanding under this Note as of December 31, 2014. See also Note 7 – Notes Payable and Note 9 – Subsequent Events. Shares of common stock to be issued under this Note at September 30, 2014 market prices totaled 3,095,238.

On December 18, 2014, the Company received $20,000 in exchange for the issuance of restricted common shares to Typenex. On June 18, 2015 the Company will issue $20,000 in unrestricted shares to Typenex, the number of which will equal $20,000 divided by the closing price of the Company’s stock on June 17, 2015.

Warrants

On May 13, 2014, the Company issued warrants to Typenex Co-Investment LLC for 1,500,000 shares of the Company’s common stock exercisable at $.05 per share. The warrants expire on February 13, 2019. The warrants were issued in conjunction with an advance on a promissory note issued to that entity. See also Typenex Co-Investment, LLC Promissory Note I February 13, 2014 in Note 6 – Convertible Notes.

Stock Options

On July 1, 2014, the Company issued options to David W. Morgan, the Company’s Chief Financial Officer to purchase 1,000,000 shares of the Company’s common stock at the closing price on July 1, 2014. The closing price on that date was $0.024 per share. 500,000 of the options vest on July 1, 2015 and the remaining 500,000 options vest on July 1, 2016 in accordance with an employment agreement executed on July 1, 2014 between Morgan and the Company. See also Note 4 – Related Party Transactions.

Note 9 – Fair Value Measurements

FASB ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability i n an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priori ty to unadjusted quoted prices in active markets for identical assets or liabilities (level l measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level l primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The carrying value of the Company's borrowings is a reasonable estimate of its fair value as borrowings under the Company's credit facility have variable rates that reflect currently available terms and conditions for similar debt.

The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and December 31, 2013. As required by FASB ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$1,246,748	$-	$1,246,748
Total liabilities	$-	$1,246,748	$-	$1,246,748

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability	$-	$1,055,755	$-	$1,055,755
Total liabilities	$-	$1,055,755	$-	$1,055,755

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Note 10 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to full utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred asset is $3,796,632 ($3,029,991 in 2013) which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating losses of $10,838,556. The total valuation allowance is $3,796,632 ($3,029,991 in 2013). Details for the last two periods follow:

	As of December 31,
	2014	2013
Deferred tax asset	$3,796,632	$3,029,991
Valuation allowance	(3,796,632)	(3,029,991)
	$0	$0

As of December 31, 2014, the Company had available unused operating loss carry forwards of approximately $10,838,556 ($10,072,185 in 2013) for federal taxes that may provide future tax benefits, expiring between 2021 and 2034.

Note 11 - Subsequent Events

On May 16, 2013, the Company and Cirque Energy II, LLC announced the entry into a contribution agreement. The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share. The agreement has not yet been consummated.

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6%. It matures on March 31, 2015 and requires the issuance of $3,000 in shares of the Company’s common stock.

On January 29, 2015, the Company sold 40 of its Class D convertible shares for $40,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. The Company must redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Additionally, the mandatory redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On February 4, 2015, the Company sold 60 of its Class D Convertible Shares for $60,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. The Company must redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Additionally, the mandatory redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On February 10, 2015, LG Capital Funding converted $15,000 in principal and $3,040 in accrued interest of the amount owing them under the Note dated September 18, 2013 into 2,405,369 shares of the Company’s common stock.

On February 12, 2015, Union Capital converted $5,000 in principal and $387 in accrued interest of the amount owing them under the Note dated April 2, 2014 into 718,283 shares of the Company’s common stock.

On February 23, 2015, LG Capital Funding converted $11,500 in principal and the remaining $2,421 in accrued interest of the amount owing them under the Note dated September 18, 2013 into 2,485,891 shares of the Company’s common stock.

On February 23, 2015, GEL Properties converted $1,000 of the amount owing them under the Note dated January 21, 2014 into 5,000,000 shares of the Company’s common stock.

On March 16, 2015, GEL Properties converted $2,000 of the amount owing them under the Note dated January 21, 2014 into 456,621 shares of the Company’s common stock.

On February 25, 2015, GEL Properties converted $2,200 of the amount owing them under the Note dated January 21, 2014 into 402,299 shares of the Company’s common stock.

On February 26, 2015, GEL Properties converted $2,200 of the amount owing them under the Note dated January 21, 2014 into 436,508 shares of the Company’s common stock.

On March 6, 2015, the Company sold 20 of its Class D Convertible Shares for $20,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. The Company must redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Additionally, the mandatory redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On March 9, 2015, the Company sold 5 of its Class D Convertible Shares for $5,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. The Company must redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Additionally, the mandatory redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On March 16, 2015, GEL Properties converted $2,000 of the amount owing them under the Note dated January 21, 2014 into 456,621 shares of the Company’s common stock.

On April 9, 2015, Matthew Morris converted $12,600 of the amount owing him under the Note dated November 8, 2013 into 5,000,000 shares of the Company’s common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

On January 27, 2014 the Board of Directors approved the engagement of Silberstein Ungar, PLLC as the Company’s independent registered public accounting firm. On August 7, 2014, Silberstein Ungar, PLLC notified the Company that its client base had been acquired by KLJ & Associates, LLP. As a result of the transaction, Silberstein Ungar, PLLC effectively resigned as the Company’s independent registered public accounting firm and as the successor following the transaction, KLJ & Associates, LLP became the Company’s independent registered public accounting firm. The engagement of KLJ & Associates, LLP was approved by the Company’s Board of Directors on August 7, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision of Joseph L. DuRant, our Chief Executive Officer, and David W. Morgan, our Chief Financial Officer. Based upon that evaluation, Messrs. DuRant and Morgan concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

We performed an analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

2.	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; that receipts and expenditures are being made only with proper authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and the use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were not effective as of December 31, 2014.

Material Weaknesses

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

The Company hired a new chief financial officer as of July 1, 2014, David W. Morgan. His 17 years of experience as a CFO of both public and private companies, start-up companies as well as mature companies, will provide valuable experience in correcting the areas of deficiency in our financial controls.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

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

ITEM 9B.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are as follows:

Name	Age	Position
Joseph L. DuRant	54	President, Chief Executive Officer, and Director
David W. Morgan	56	Chief Financial Officer
Roger W. Silverthorn	64	Secretary, Executive Vice President of Business Development, and Director
Thomas G. Coté	54	Director
Richard L. Fosgitt	45	Executive Vice President of Engineering & Technology, and Director

Mr. DuRant has been an entrepreneur and business consultant for the past 26 years. He has considerable experience in structuring, operating and financing start-up and early stage development companies. He has successfully launched three start-up companies including one that went public on Nasdaq. Mr. DuRant has secured start up and operating capital through the issuance of private and public equity and debt instruments. He is currently working with strategic technology developers and manufacturers to achieve the commercial deployment of new biomass gasification technology systems to produce waste- to-energy electricity and fuel production. Strategic alliances with established technology manufacturers representing widely deployed technologies and new cutting-edge waste-to-energy technologies are expected to provide a significant advantage to Cirque in selecting the most efficient operating systems specific to each location. The Board of Directors believes that Mr. DuRant is qualified to serve as a director because of his experience in structuring, developing, operating and financing start-up and early-stage development companies in the public sector.

Mr. Morgan began his career with AT&T Corp., holding a variety of positions in operations, sales, and marketing. In 1995 he was appointed Controller of a $3 billion business unit of the telecommunications company and then was promoted to Chief Financial Officer of one of its subsidiary companies. Mr. Morgan has over 17 years’ experience serving as the CFO of several companies in the technology and services industries, from start-up through mature, including both public and private companies. In addition, he has successfully partnered and engaged with venture capital and private equity firms, hedge funds and mutual funds, led a private placement, and managed a public offering.

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

Mr. Coté is a construction and real estate professional with 28 years of experience. Most recently he has been involved in the development of several energy projects including wind, ethanol, biomass, and waste-to-energy and agricultural products-to-energy. Mr. Coté brings to the team an experienced hands-on approach to project development and implementation. During his career, Mr. Coté has been responsible for delivering complex construction projects in the United States, Europe, and Asia. Mr. Coté’s focus includes establishing the overall business strategy, providing the vision and purpose to advance the Company’s mission and objectives as well as project planning, go/no-go decision making, pre-construction, customer relations, business development, and program management support. The Board of Directors believes that Mr. Coté is qualified to serve as a director because of his extensive construction management and project development experience.

Mr. Fosgitt is a professional engineer with over 20 years of experience in engineering projects in a diverse array of sizes in the industrial, energy and development sectors. He has recently been involved in the development of several energy projects including biomass, waste-to-energy, agricultural products-to-energy, and wind energy. His design experience with a number of energy systems allows him to assess customer desires and develop the optimum system to meet those needs within the required economic parameters. In addition, he is experienced with site assessment, due diligence, environmental permitting, and engineering approvals. The Board of Directors believes that Mr. Fosgitt is qualified to serve as a director because of his project development, engineering, and management experience.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Cirque, as pertaining to vacancies, shall hold office until his or her successor is elected and qualified.

No non-compete or non-disclosure agreements exist between the management of Cirque and any prior or current employer.

There are no employees under contract with Cirque other than the previously-reported employment agreement with Mr. Morgan.

Board of Director Meetings and Committees

The Board of Directors held several formal meetings both in person and by teleconference during the year ended December 31, 2014. The Board of Directors has also conducted board activities through unanimous consent board resolutions in lieu of meetings. Directors of Cirque receive $5,000 in Cirque stock per annum for their service as a director and received such amount of stock for the year ended December 31, 2014.

The board has not formed any committees and performs all functions that would be delegated.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

None of the director(s) or executive officers of the Company: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

								Change in Pension
						Non-Equity	Deferred	Value and Nonqualified
Name and				Stock	Option	Incentive Plan	Compensation	Deferred Compensation
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Earnings	Benefits	Total
Joseph L. DuRant	2014	$125,000	$-	$125,000	$-	$-	$-	$-	$15,239	$265,239
President & Chief Executive Officer	2013	$125,000	$-	$133,860	$-	$-	$-	$-	$11,782	$270,642

Frank A. O'Donnell	2014	$-	$-	$-	$-	$-	$-	$-	$-	$-
Executive Vice President -	2013	$88,542	$-	$-	$-	$-	$-	$-	$8,345	$96,887
Business Development
(through August 2013)

Roger W. Silverthorn	2014	$125,000	$-	$125,000	$-	$-	$-	$-	$15,239	$265,239
Chief Financial Officer	2013	$114,583	$-	$125,000	$-	$-	$-	$-	$10,800	$250,383
(February 1, 2013 - June 30, 2014)
Executive Vice President -
Business Development
(beginning July 1, 2014)

Richard L. Fosgitt	2014	$125,000	$-	$125,000	$-	$-	$-	$-	$15,239	$265,239
Executive Vice President -	2013	$62,500	$-	$72,917	$-	$-	$-	$-	$5,891	$141,308
Engineering & Technology

David W. Morgan	2014	$75,000	$-	$-	$23,554	$-	$-	$-	$9,183	$107,737
Chief Financial Officer
(beginning July 1, 2014)

Notes:

Other than the employment agreement between us and Mr. Morgan, we had no pension plans or agreements which provide compensation in the event of termination of employment or a “change in control.” No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers. As of December 31, 2014 Cirque had no health, hospitalization and medical plans available for its employees.

Employment Agreements

As of the year ended December 31, 2014, Cirque has not entered into formal employment agreements with any of our executive officers or directors other than the employment agreement with Mr. Morgan. Mr. DuRant’s annual compensation was increased to $125,000 annually effective January 1, 2013. Mr. Silverthorn’s annual salary was $125,000 effective February 1, 2013. On January 10, 2014 the Board of Directors increased Mr. DuRant’s and Mr. Silverthorn’s salary to $250,000 annually payable as $125,000 in cash and $125,000 in stock effective January 1, 2014. Mr. Fosgitt’s annual salary is $187,500 payable as $125,000 in cash and $62,500 in stock effective January 1, 2014. Mr. Morgan’s annual salary is $150,000 beginning July 1, 2014 and ending June 30, 2016. Compensation is paid based on the Company’s ability to pay.

Compensation of Directors

Directors of Cirque receive $5,000 in Cirque stock per annum for their service as a director and received such amount of stock for the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock beneficially owned based on 237,313,182 issued and outstanding shares of Common Stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Officers and Directors (1)
Joseph L. DuRant (2)	82,045,553	29.9%
Roger W. Silverthorn (3)	55,037,850	22.3%
Thomas G. Coté (4)	3,594,900	1.8%
Richard L. Fosgitt (5)	25,157,400	11.6%
David W. Morgan	0	-
All executive officers and directors as a group (5 persons)	165,835,703	46.3%
5% or Greater Beneficial Owners
Frank A. O’Donnell (6)	22,257,123	10.5%

(1)         The address for each of the officers and directors is c/o Cirque Energy, Inc., 645 Griswold Street, Suite 3274, Detroit, MI 48226. Mr. O’Donnell’s address is 9112 Vista Greens Way, #102, Las Vegas, NV 89134.

(2)         Consists of: (i) 6,880 shares of Class A Preferred Stock which carry the voting power of 19,657,123 shares of common stock, (ii) 13,907 shares of Class B Preferred Stock which carry the voting power of 47,979,150 shares of common stock, and (iii) 24,340 shares of Class C Preferred Stock which carry the voting power of 14,409,280 shares of common stock. Of the 24,340 shares of Class C Preferred Stock, 15,556 are owned by Green Renewable Energy Solutions, Inc., an entity wholly owned by Mr. DuRant.

(3)         Consists of 15,953 shares of Class B Preferred Stock which carry the voting power of 55,037,850 shares of common stock. The shares are owned jointly by Mr. Silverthorn and his spouse Suzanne Silverthorn.

(4)         Consists of 1,042 shares of Class B Preferred Stock which carry the voting power of 3,594,900 shares of common stock.

(5)         Consists of 7,292 shares of Class B Preferred Stock which carry the voting power of 25,157,400 shares of common stock.

(6)         Consists of: (i) 6,880 shares of Class A Preferred Stock which carry the voting power of 19,657,123 shares of common stock and (ii) 2,600,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Accounts and other payable, due to related parties	$8,029	$5,129
Accrued salaries and wages - related parties	457,006	224,758
Stock payable – related parties	395,000	312,500
	$860,035	$542,387

The accounts payable related-party balance included for December 31, 2014 is for amounts owed to officer and director of the Company, Joseph L. DuRant, former officer Gerry Shirren, and former officer and director Frank A. O' Donnell. The balance for December 31, 2013 is for amounts owed to former officer Gerry Shirren. Accrued salaries and wages-related party includes amounts owed to officers and directors of the Company Joseph L. DuRant, Roger W. Silverthorn, Richard L. Fosgitt, David W. Morgan, and former director Frank A. O’Donnell. The stock payable-related party balance for December 31, 2014 is for amounts owed to Joseph L. Durant, Roger W. Silverthorn and Richard L. Fosgitt.  The balance for December 31, 2013 is for amounts owed to Joseph L. Durant, Roger W. Silverthorn and Richard L. Fosgitt.

E World Corp. Promissory Note

On November 2, 2011, the Company received funding pursuant to a convertible promissory note in the amount of $65,500. The promissory note is unsecured, bears interest at 20% per annum, and was due on November 21, 2011 and is currently in default. On June 21, 2012, the note holder waived all interest related to the note. This note was paid in full from the proceeds of the LG Capital Convertible Note V issued August 5, 2013.

Blue Atelier Convertible Note

On April 22, 2013, the Board of Directors approved the issuance of 1,941,714 shares of common stock to Blue Atelier for settlement of this promissory note. The fair value of the shares issued was $5,825 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issued of $971 and was recorded as additional paid-in capital due to the related party relationship. As of December 31, 2013, no shares were issued and the $5,825 for this obligation was recorded as a stock payable.

During the calendar year of 2013, E World Corp. and Blue Atelier ceased to be a related party and the disclosures above reflect that change. The secured note due to E World Corp. was paid during 2013. The “due to E World” was reduced by $20,000 during 2013.

Related party transactions include executive officers for the years ended December 31, 2014 and December 31, 2013.

	For the Year Ended December 31,
	2014	2013
Joseph L. DuRant: CEO, Director	$265,239	$270,642

Frank A. O’Donnell: Former Executive VP of Business Development and Director	-	96,887

Roger W. Silverthorn: CFO, Director (effective February 1, 2013)	265,239	250,383

Richard L. Fosgitt: Executive Vice President of Engineering & Technology, Director	265,239	203,808

David W. Morgan: CFO (effective July 1, 2014)	107,737	-

Thomas G. Coté: Director	15,417	10,417

Total	$871,371	$832,137

Return to Treasury Agreements

On March 27, 2014, the Company entered into a Return to Treasury Agreement (the “JD Agreement”) with Mr. DuRant, then a holder of common stock, pursuant to which the Company agreed to issue to Mr. DuRant 8,784 shares of its newly created Class C Preferred Stock in exchange for the surrender for cancellation by Mr. DuRant of 5,200,000 shares of common stock. Mr. DuRant is the Company’s chief executive officer.

In addition, contemporaneously with the foregoing, the Company entered into a Return to Treasury Agreement (the “GRES Agreement” and with the JD Agreement, the “Agreements”) with Green Renewable Energy Solutions, Inc., a Michigan corporation (“GRES”), then a holder of common stock, pursuant to which the Company agreed to issue to GRES 15,556 shares of its Class C Preferred Stock in exchange for the surrender for cancellation by GRES of 9,209,334 shares of common stock. GRES is wholly owned by Mr. DuRant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $81,500 and $43,174, respectively.

(2) Audit-Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2014. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was zero.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Cirque includes by reference the following exhibits:

2.1	Plan of Reorganization By Which Salty’s Warehouse Shall Be Acquired from Nucotec, Inc. (1)
2.2	Definitive Stock Purchase Agreement dated May 21, 2007 by and between Mojo Media Works and the registrant (5)
2.3	Definitive Stock Purchase Agreement dated August 1, 2008 by and between Blue Atelier, Inc. and the registrant (6)
2.4	Stock Purchase Agreement dated March 30, 2009 by and between Blue Atelier, Inc. and the registrant (7)
2.5	Contribution Agreement dated May 16, 2013 by and between Cirque Energy II, LLC and the registrant (16)
2.6	Order Authorizing and Approving Sale of Assets Free and Clear of all Liens, Liabilities, Rights, Interests, and Encumbrances In re Richfield Equities, LLC (16)
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
3.5	Amendment to Articles of Incorporation (4)
3.6	Amendment to Articles of Incorporation (10)
3.7	Amendment to Articles of Incorporation (14)
3.8	Amendment to Articles of Incorporation (15)
3.9	Amendment to Articles of Incorporation (17)
3.10	Certificate of Designation of Class A Convertible Preferred Shares (19)
3.11	Certificate of Designation of Class B Convertible Preferred Shares (19)
3.12	Certificate of Designation of Class C Convertible Preferred Shares (20)
3.13	Certificate of Designation of Class D Convertible Preferred Shares (24)
4.1	Convertible Debentures dated February 12, 2007 (3)
4.2	Form of Warrant dated February 12, 2007 (3)
4.3	Form of Convertible Note Payable (8)
4.4	Secured Convertible Note (21)
4.5	Form of Buyer Note (21)
4.6	Form of Warrant (21)
4.7	Form of Registration Rights Agreement dated as of October 20, 2014 by and between Cirque Energy, Inc. and Kodiak Capital Group, LLC (22)
4.8	April Convertible Note (23)
4.9	June Convertible Note (23)
10.1	Form of Legacy Yahoo! Store Management Service Agreement (1)
10.2	Form of Stock Purchase Agreement between Salty’s Warehouse and the purchaser named therein (1)
10.3	Form of 2004 Incentive and Nonstatutory Stock Option Plan (1)
10.4	Form of Stock Purchase Agreement between Salty’s Warehouse and Earl T. Shannon, Steven Hudson and Scott W. Bodenweber (2)
10.5	Game License Agreement dated January 19, 2007 (3)
10.6	Agreement for the Purchase and Sale of 100% of the Stock of Media And Technology Solutions, Inc. dated May 26, 2010 (9)
10.7	2011 Consultant Stock Plan (11)
10.8	Distribution Agreement dated June 13, 2011 between Felix Power Machinery Co, Ltd. and the registrant (12)
10.9	Revised Letter of Intent dated July 27, 2011 between Green Renewable Energy Solutions, Inc. and the registrant (13)
10.10	Joint Development Agreement dated November 14, 2013 by and between Northrop Grumman Corporation and the registrant (18)

10.11	Securities Purchase Agreement dated February 13, 2014 by and between Typenex Co-Investment, LLC and the registrant (21)
10.12	Securities Purchase Agreement dated February 17, 2015 by and among the registrant and the purchasers listed on Exhibit A thereto (24)
10.13	Form of Equity Purchase Agreement dated as of October 20, 2014 by and between Cirque Energy, Inc. and Kodiak Capital Group, LLC (22)
10.14	April Securities Purchase Agreement (23)
10.15	June Securities Purchase Agreement (23)
10.16	Return to Treasury Agreement with Joseph DuRant (20)
10.17	Return to Treasury Agreement with Green Renewable Energy Solutions, Inc. (20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith

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

(11) Filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on May 26, 2011.

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

(20) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 16, 2014.

(21) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 20, 2014.

(22) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 24, 2014.

(23) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 11, 2014.

(24) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 25, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRQUE ENERGY, INC.

April 15, 2015	By:	/s/ Joseph L. DuRant
Joseph L. DuRant Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2015	By:	/s/ Joseph L. DuRant
Joseph L. DuRant Chief Executive Officer, President and Director (Principal Executive Officer)

April 15, 2015	By:	/s/ David W. Morgan
David W. Morgan Chief Financial Officer (Principal Financial Officer)

April 15, 2015	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn Executive Vice President of Business Development, Secretary, and Director

April 15, 2015	By:	/s/ Richard L. Fosgitt II
Richard L. Fosgitt II Executive Vice President of Engineering & Technology and Director

April 15, 2015	By:	/s/ Thomas G. Coté
Thomas G. Coté Director

