Form 10-Q
period 2015-03-31
CIRQUE ENERGY, INC.
filed 2015-05-20
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File No. 000-52438

Cirque Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

414 West Wackerly Street, Midland, MI 48640-4701

(Address of Principal Executive Offices)

PO Box 214981, Auburn Hills, MI 48321-4981

(Mailing Address)

248-494-0080

(Issuer’s telephone number)

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

Large Accelerated Filer ☐	Accelerated Filer☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

There were 250,520,991 shares of common stock outstanding as of May 20, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 Cirque Energy, Inc.

 Condensed Consolidated Balance Sheets

	March 31,	December 31
	2015	2014
	Unaudited

Assets:
Current assets:
Cash	$5,618	$-
Total current assets	5,618	-

Land	-	-
Equipment, net	3,817	4,148
Total Assets	$9,435	$4,148

Liabilities and Stockholders' Deficit:
Current liabilities:
Bank overdraft	$-	$15
Accounts and other payables	582,722	547,160
Accounts and other payables - related party	8,043	8,029
Accrued salaries and wages - related party	552,296	457,006
Accrued interest	161,425	131,838
Notes payable	364,673	361,673
Convertible notes - (net of $61,025 and $152,101 unamortized discount)	956,617	1,034,502
Derivative liability	605,833	1,246,748
Total current liabilities	3,231,609	3,786,971

Total Liabilities	3,231,609	3,786,971

Stockholders' Deficit
Preferred Stock $.001 par value, 19,686,580 and 19,796,580 shares authorized at March 31, 2015 and December 31, 2014, respectively.
Class A Preferred stock, $10 stated value 13,420 shares authorized, issued, and outstanding at March 31, 2015 and December 31, 2014, respectively.	134,200	134,200
Class B Preferred stock, $10 stated value, 100,000 shares authorized, 38,193 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	381,930	381,930
Class C Preferred stock, $10 stated value, 100,000 shares authorized and 24,340 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	204,850	204,850
Class D Preferred stock, $10 stated value 100,000 shares authorized and 12,500 shares issued and outstanding at March 31, 2015.	125,000	-
Common stock, Par Value $0.001, 300,000,000 shares authorized, 232,313,182 and 192,532,405 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	224,310	192,532
Additional paid-in capital	9,863,659	9,592,543
Preferred Stock dividends payable	2,500	-
Stock payable	424,825	421,825
Stock payable-related parties	508,750	395,000
Accumulated deficit	(15,092,198)	(15,105,703)
Total Stockholders' Deficit	(3,222,174)	(3,782,823)
Total Liabilities and Stockholders' Deficit	$9,435	$4,148

The accompanying notes are an integral part of these consolidated financial statements.

 Cirque Energy, Inc.

 Condensed Consolidated Statements of Operations

 (Unaudited)

	For the quarter ended March 31,
	2015	2014
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Bank service charges	1,466	1,326
Development projects	326	38,082
Office and miscellaneous	6,768	9,565
Executive and directors compensation	268,819	225,837
Professional fees	102,426	72,306
Investor relations	5,344	92,134
Travel	15,110	17,104
Other financing costs	-	92,750
Total operating expense	400,259	549,104

Operating income (loss)	(400,259)	(549,104)

Other Income		-
Amortization of debt discount	(121,076)	(317,582)
Derivative expense	(4,114)	(80,949)
Gain on settlement of debt	67,500	(192,564)
Loss on settlement of promissory convertible notes	(156,214)	(240,706)
Gain on derivative liability	675,029	760,274
Interest expense	(44,861)	(9,686)
Total other income (expense)	416,264	(81,213)
Net income (loss)	$16,005	$(630,317)

Net income (loss) per common share	$-	$-
Weighted average common shares outstanding	197,241,087	173,810,911

The accompanying notes are an integral part of these consolidated financial statements.

 Cirque Energy, Inc.

 Condensed Consolidated Statements of Cash Flow

   (Unaudited)

	For the quarter ended March 31,
	2015	2014
Operating Activities
Cash flows from operating activities :
Net income (loss)	$16,005	$(630,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	331	216
Amortization of debt discount	121,076	302,581
Salary Costs-options	2,947	-
Issuance of common stock for services	-	86,000
Issuance of common stock for executive and director compensation	113,750	-
Loss on settlement of accounts payable	-	192,564
Gain on settlement of debt	(67,500)
Loss on settlement of convertible promissory notes	156,214	240,706
Derivative expense	4,114	80,949
Gain on derivatives	(675,029)	(760,274)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,562	102,713
Accrued Interest	44,859	-
Accrued salaries and wages	95,290	(75,549)
Accounts payable-related parties	14	-
Cash used in operating activities	(152,367)	(460,411)

Investing Activities:
Purchase of equipment	-	(1,200)
Cash used in investing activities	-	(1,200)

Financing Activities:
Payment of bank overdraft	(15)	-
Stock payable		169,375
Stock issued in settlement of convertible notes	-	-
Proceeds from issuance of preferred stock	125,000	-
Proceeds from note	3,000	-
Proceeds from convertible note	30,000	286,000
Cash provided by financing activities	157,985	455,375

Increase in cash	5,618	(6,236)

Cash, beginning of period	-	8,841
Cash, end of period	$5,618	$2,605

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$299,947	$427,958
Preferred Shares issued to settle stock payable	$-	$381,930
Convertible notes issued to settle notes payable	$-	$28,500

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

Note 1 – Nature of Operations

The Company was incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock of Salty’s Warehouse, Inc. sold all of the shares held by them to a group of approximately 54 purchasers in a private transaction. As a result of this transaction, a change of control in the Company occurred resulting in a change in the name of the Company to E World Interactive, Inc. (the “Company” or “E World”). At that time, E World was principally engaged in the selling of online game services and media production business in mainland China.

Having operated in this sector for some time, the Company then disposed of its subsidiaries Shanghai E World China Information Technologies Co., Ltd (“E World China”) and Mojo Media Works Limited in August 2008, and following this ceased all business in online game and media production business and became a shell company.

In March of 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc. (“Blue Atelier”) whereby Blue Atelier acquired 25,000,000 newly authorized and issued common stock of E World after E World executed a 1 for 40 reverse split of the issued and outstanding common stock and also entered into a series of agreements with various holders of Convertible Notes to convert these notes plus accumulated interest to E World Common Stock in the aggregate to 6,872,830 shares of common stock. As a result of this transaction, a change of control in the Company occurred in E World with Blue Atelier then owning 75% of the outstanding common stock of E World.

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

On March 1, 2015, Cirque changed its head office to 414 West Wackerly Street, Midland, Michigan 48640 from 645 Griswold Street, Suite 3274, Detroit, Michigan 48226.

Note 2 – Condensed Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements as reported in its Report on Form 10-K. The results of operations of the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has reported no sales during the period presented and has an accumulated deficit of $15,092,198. Our ability to continue as a going concern is dependent upon the creation of profitable operations. The Company has operated principally with the assistance of interest free loan advances and convertible debt from its major shareholders. We also intend to use other borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 5 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accounts and other payable, due to related parties	8,043	8,029
Accrued salaries and wages - related party	552,296	457,006
Stock payable - related parties	508,750	395,000
	$1,069,089	$860,035

Related party transactions during the period include salary and consultancy fees for the three months ended March 31, 2015 and 2014 as follows:

	For the Three Months Ended March 31,
	2015	2014
Joseph L. DuRant; President, Chief Executive Officer, Director	$74,199	$83,094
Roger W. Silverthorn; Executive Vice President of Business Development, Director (Chief Financial Officer, February 1, 2013 through June 30, 2014)	74,199	77,886
Richard L. Fosgitt; Executive Vice President of Engineering and Technology, Director	74,199	59,858
David W. Morgan; Chief Financial Officer (effective July 1, 2014)	41,224
Thomas G. Coté; Director	5,000	5,000
Total	$268,819	$225,838

The Company recorded $264,946 in payroll tax liabilities during the three months ended March 31, 2015 related to payments made to its executives.

As of March 31, 2015, the Company has accrued liabilities to officers and directors for compensation in common stock in the following amounts:

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at March 31, 2015 Market Price
Joseph L. DuRant; CEO, Director	$136,250	$25,000	$161,250	24,067,164
Roger W. Silverthorn; EVP, Director	$136,250	$25,000	$161,250	24,067,164
Richard L. Fosgitt; EVP, Director	$136,250	$25,000	$161,250	24,067,164
Thomas G. Coté; Director	-	$25,000	$25,000	3,731,343
	$408,750	$100,000	$508,750	75,932,836

David W. Morgan Employment Agreement

On July 1, 2014, the Company executed an employment agreement with David W. Morgan under which Mr. Morgan agreed to become the Company’s Chief Financial Officer. The agreement expires on July 1, 2016 and provides for Mr. Morgan to receive an annual salary of $150,000. He was also granted options to purchase 1,000,000 shares of the Company’s common stock under this agreement. See Note 9 – Stockholders Equity.

Note 6 – Operating Lease Commitments

On March 1, 2015, the Company entered into a twelve month lease for office space for its head office at 414 West Wackerly Street. Midland, Michigan 48640. The monthly lease payment is $1,740.

Note 7 – Convertible Notes

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

As of December 31, 2014, the entire debt discount of $32,500 had been amortized. The fair value of the derivative liability at March 31, 2015 was $36,956 resulting in a gain on the change in fair value of the derivative of $19,765 for the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $15,935 and $12,650, respectively.

JMJ Financial Promissory Note V September 25, 2013

On September 25, 2013, the Company received cash proceeds of $25,000 with an original issue discount of $4,481 on the fifth tranche of the Convertible Note (the “Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $29,481 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $47,618 and derivative expense of $22,618 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $14,741 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $29,481 had been amortized. The fair value of the derivative liability at March 31, 2015 is $34,445 resulting in a gain on the change in fair value of the derivative of $25,769 for the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $9,941 and $7,615, respectively.

JMJ Financial Promissory Note VI December 9, 2013

On December 9, 2013, the Company received cash proceeds of $50,000 with an original issue discount of $8,962 on the sixth tranche of the Convertible Note (the “Note”) with JMJ Financial. The Company recorded a debt discount in the amount of $58,962 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $434,130 and derivative expense of $384,130 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $29,481 to be added to the principal of the Note. This same amount has been expensed as additional interest expense.

As of December 31, 2014, the entire debt discount of $58,962 had been amortized. The fair value of the derivative liability at March 31, 2015 was $68,754 resulting in a gain on the change in fair value of the derivative of $51,614 for the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $19,075 and $14,422, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During February, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $5,461 into 4,891,260 shares of the Company’s common stock. The Company recorded a loss on the conversion of $38,761, a gain on the derivative liability of $72,142, and gain on settlement of debt of $13,250 during the three months ended March 31, 2015,

LG Capital Funding, LLC Promissory Note VI November 18, 2013

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

As of December 31, 2014, the entire debt discount of $30,000 had been amortized. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The fair value of the derivative liability at March 31, 2015 is $32,262 resulting in a gain on the change in fair value of the derivative of $49,605 for the three months ended March 31, 2015. The Company recorded a gain on settlement of debt for $15,000 during the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $12,741 and $9,708, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During March, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $4,130 into 8,751,423 shares of the Company’s common stock. The Company recorded a loss on the conversion of $43,161, a gain on the derivative liability of $72,462, and gain on settlement of debt of $13,250 during the three months ended March 31, 2015.

The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $0 and $3,408, respectively.

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

As of December 31, 2014, the entire debt discount of $52,000 had been amortized. The fair value of the derivative liability at December 31, 2015 is $55,921. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The fair value of the derivative liability at March 31, 2015 is $55,921 resulting in a gain on the change in fair value of the derivative of $86,268 for the three months ended March 31, 2015. The Company recorded a gain on settlement of debt for $26,000 during the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $15,559 and $11,480, respectively.

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

As of December 31, 2014, the entire debt discount of $46,500 had been amortized. The fair value of the derivative liability at March 31, 2015 was $46,739 resulting in a gain on the change in fair value of the derivative of $35,128 for the three months ended March 31, 2015.The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $5,177 and $4,260, respectively.

GEL Properties, LLC Promissory Note II January 21, 2014

On January 21, 2014, the Company issued a Convertible Promissory Note (the “Note”) to GEL Properties, LLC (the “Holder”) in the original principal amount of $65,000 bearing a 6.00% annual interest rate, unsecured and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $65,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $86,035 and derivative expense of $21,035 based on the Black Scholes Merton pricing model.

As of December 31, 2014, the entire debt discount of $65,000 had been amortized. The fair value of the derivative liability at March 31, 2015 was $26,884 resulting in a gain on the change in fair value of the derivative of $11,999 for the three months ended March 31, 2015. During February and March, 2015, Holder converted $24,562 in principal into 5,000,000 shares of the Company’s common stock. The Company recorded a loss on conversion of $16,175. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $18,216 and $14,745, respectively, while principal of $40,438 and $65,000 is reflected in Convertible Notes on the balance sheet as of March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015, the Company had issued 1,500,000 warrants in accordance with the terms of this Note. The exercise price of the warrant is $0.025 per share. The Company recorded a debt discount in the amount of $112,688 for the Note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the Note and warrants to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $83,750 to be added to the principal of the Note. This same amount was expensed in the year ended December 31, 2014as additional interest expense.

On September 19, 2014, the Company borrowed an additional $25,000 under this Note.

On November 19, 2014, the Company and the Holder entered into a forbearance agreement under which the Holder agreed to forebear from exercising any of its rights under the default provisions of the Note. In exchange, the Note principal was adjusted to $337,500 and the interest rate was set at 10.00% per annum.

As of March 31, 2015, $134,607 of the debt discount for the Note and warrants had been amortized. The fair value of the derivative liability of the Note and the warrants at March 31, 2015 was $26 and $6,590, respectively, resulting in a gain on the change in fair value of the derivative of $54,759 on the Note and a gain on the change in fair value of the derivative of $16,302 on the warrants for the three months ended March 31, 2015. The Note and warrants are shown net of a debt discount of $15,393 at March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $12,085 and $3,872, respectively. On March 17, 2015, Holder converted $21,900 of the outstanding principal into 5,000, 000 shares of the Company’s common stock. The Company recorded a loss on the conversion of $13,600 for the three months ended March 31, 2015. On March 31, 2015 and December 31, 2014, outstanding principal on the Notes totaled $337,500 and $215,600, respectively.

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

As of March 31, 2015, the entire debt discount of $100,000 had been amortized. The fair value of the derivative liability at March 31, 2015 is $60,663 resulting in a gain on the change in fair value of the derivative of $73,982 for the three months ended March 31, 2015. The Note is shown net of a debt discount of $25,206 on the balance sheet at December 31, 2014 and at $73,000 on the balance sheet at March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $6,655 and $13,534, respectively. During February and March, 2015, Holder converted $27,000 of the outstanding principal and $2,296 of accrued interest into 7,518,885 shares of the Company’s common stock. The Company recorded a loss on the conversion of $39,078 for the three months ended March 31, 2015.

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $72,814 resulting in a gain on the change in fair value of the derivative of $59,453 for the three months ended March 31, 2015. The Note is shown net of a debt discount of $22,685 at December 31, 2014 and at $85,000 on the balance sheet at March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $7,669 and $6,058, respectively. On February 12, 2015, Holder converted $5,000 of the outstanding principal and $387 of accrued interest into 619,209 shares of the Company’s common stock. The Company recorded a loss on the conversion of $5,449 for the three months ended March 31, 2015.

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

As of March 31, 2015, $26,066 of the debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $25,715 resulting in a loss on the change in fair value of the derivative of $1,003 for the three months ended March 31, 2015. The Note is shown net of a debt discount of $8,122 at March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $2,310 and $1,551, respectively.

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

As of March 31, 2015, the entire debt discount of $52,355 had been amortized. The fair value of the derivative liability at March 31, 2015 was $56,389, resulting in a gain on the change in fair value of the derivative of $39,471 for the three months ended March 31, 2015. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $7,292 and $4,056, respectively.

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $37,593, resulting in a gain on the change in fair value of the derivative liability of $26,314 for the three months ended March 31, 2015. The Note is shown net of unamortized debt discount of $9,705 as of December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $3,818 and $1,920, respectively.

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $16,211, resulting in a change on the change in fair value of the derivative liability of $11,171 for the three months ended March 31, 2015. The Note is shown net of unamortized debt discount of $4,159 as of December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $2,661 and $1,515, respectively.

O’Donnell Note 1 October 31, 2014

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at December 31, 2014 was $1,327, resulting in a gain on the change in fair value of the derivative liability of $1,117 for the three months ended March 31, 2015. The Note is shown net of unamortized debt discount of $741 as of December 31, 2014. The balance sheets as of March 31, 2015and December 31, 2014 reflect accrued interest of $124 and $50, respectively.

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

As of March 31, 2015, $4,932 of the debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $26,113 resulting in a gain of $17,420 on the change in fair value of the derivative for the three months ended March 31, 2015.The Note is shown net of a debt discount of $14,411 and $19,342 at March 31, 2015 and December 31, 2014, respectively. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $503 and $59, respectively.

O’Donnell Note 2 December 30, 2014

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $531, resulting in a gain on the change in fair value of the derivative liability of $447 for the three months ended March 31, 2015. The Note is shown net of unamortized debt discount of $913 as of December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $75 and $1, respectively.

JMJ Note 8 March 31, 2015

On March 31, 2015, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (the “Holder”) in the original principal amount of $30,000 bearing an 8.00% annual interest rate, unsecured and maturing June 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $24,234 based on the Black Scholes Merton pricing model.

As of March 31, 2015, none of the debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $24,234, resulting in a neither a gain nor a loss on the change in fair value of the derivative liability for the three months ended March 31, 2015. The Note is shown net of unamortized debt discount of $30,000 as of March 31, 2015. The balance sheet as of March 31, reflect accrued interest of $0.

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 "Derivatives and Hedging; Embedded Derivatives" ("Topic No. 815-15"). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company's convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for' any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. Amortization of debt discount amounted to $121,076 for the three months ended March 31, 2015 as compared to $317,581 for the three months ended March 31, 2014. The derivative liability is revalued each reporting period using the Black-Scholes model. Convertible debt as of March 31, 2015 and December 31, 2014 was $956,617 and $1,034,502, respectively, and are shown net of debt discount in the amounts of $61,025 and $152,101, respectively. As of March 31, 2015 and December 31, 2014, the derivative liability was $605,833 and $1,246,748, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2014:

Stock Price - The Stock Price was based on the average closing price of the Company's stock as of the Valuation Date. The Stock Price was $0.0067 at March 31, 2015.

Variable Conversion Prices - The conversion price was based on 50% to 100% of the average closing price of the Company's common stock for the previous 10 to 30 trading days prior to the conversion date, or $.0043 at March 31, 2015.

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity was between 3 and 9 months for the outstanding derivatives.

Risk Free Rate - The risk free rate was based on the U.S. Treasury Note rate as of the Valuation Dates with a term commensurate with the remaining term of the debt. The risk free rate for the one-year U.S. Treasury Note was 0.40% at March 31, 2015.

Volatility - The volatility was based on the historical volatility of the Company stock. The average volatility was between 137% and 152% at March 31, 2015.

Note 8 – Notes Payable

Blue Atelier Promissory Note May 20, 2013

On May 20, 2013 the Company received funding pursuant to a promissory note in the amount of $150,000. The promissory note is secured by the break-up fee in the Asset Purchase Agreement and Bid Procedures agreement in relation to the purchase of the Davison Landfill, preferential payment from funding on any lending agreements related to the purchase of the Davison Landfill, and 10,000,000 shares of common stock. The promissory note bears interest at 6.00% interest, has a loan premium of $75,000 and matures on July 1, 2013.

On December 30, 2013, the $50,000 of cash proceeds received from the issuance of LG Capital Funding, LLC Promissory Note VIII (See Note 7) was used to pay Blue Atelier outstanding principal and interest. At March 31, 2015, $175,500 principal plus accrued interest of $8,332 is outstanding.

On January 21, 2014, the $30,000 of cash proceeds received from the issuance of the GEL Properties, LLC Promissory Note was used to pay Blue Atelier outstanding principal and interest.

On April 2, 2014, the $105,000 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal and interest.

On June 27, 2014, the $53,771 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal.

As of March 31, 2015, this note had an outstanding principal balance of $47,000 and accrued interest of $12,206.

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

On July 31, 2014, the Company issued a note to Kodiak Capital Group, LLC (see Note 6 – Convertible Notes) for $52,500. Of this amount, $37,500 was used to repay principal on the E World Promissory Note February 2, 2014 and a $15,000 convertible note was issued to E World (see Note 6 –Convertible Notes) to further reduce the principal on the E World Promissory Note dated February 2, 2014. The principal balance on this note at March 31, 2015 was $130,923.

Blue Atelier Promissory Note April 23, 2014

On April 23, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $75,000 bearing a 9.00% annual interest rate, unsecured and maturing May 31, 2014. The Note went into default for non-payment and, per the terms, an additional $37,500 was added to the principal amount and reflected in Interest Expense on the Consolidated Statements of Operations for the year ended December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect outstanding principal of $112,500 and $112,500, respectively and accrued interest of $6,325 and $4,660, respectively.

E World Promissory Note September 26, 2014

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9.00% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $71,250 was outstanding under this Note as of March 31, 2015 and December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $3,059 and $1,478, respectively.

O’Donnell Promissory Note January 16, 2015

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6.00%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. $3,000 was outstanding under this Note as of March 31, 2015 and the balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $61 and $0, respectively.

Note 9 – Stockholders' Equity

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of “blank check” preferred stock with a par value of $0.001 per share of which 100,000 shares of Class A preferred stock (“Class A”) with a stated value of $10 are authorized and 13,420 shares were issued and outstanding at March 31, 2015; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10 are authorized and 38,193 were issued and outstanding at March 31, 2015; and 100,000 shares of Class C (“Class C”) preferred stock with a stated value of $10 are authorized and 24,340 were issued and outstanding at March 31, 2015; 100,000 shares of Class D preferred stock (“Class D”) with a stated value of $10 are authorized and 12,500 were issued and outstanding at March 31, 2015.

The preference term of the Class A and Class B is five years with conversion rights to common shares at any time after six months. Each Class A, Class B, and Class C share is convertible into 2,857.14, 690 and 592 shares of common stock, respectively. Each Class A, Class B and Class C share is entitled to 2,857.14, 3,450 and 592 votes, respectively, on any matter that is brought to a vote of the common stockholders. The preference term of the Class D shares is 24 months. Class D shares require a quarterly dividend payment equal to 8% per annum and are convertible into shares of the Company’s common stock at 50% of the average closing price for the ten day trading period immediately prior to conversion.

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

On April 22, 2013, the Board of Directors approved the issuance of 6,880 Class A Preferred Shares at $10 stated value to Frank A. O’Donnell and 6,540 Class A Preferred Shares at $10 stated value to Joseph L. DuRant for the conversion of debt totaling $134,200. The fair value of the shares issued was $134,200 based on the quoted market price of the shares on the date of approval on an as converted basis.

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

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2015	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
February 10, 2015	LG Capital	2,405,369	Debt conversion	$0.0170	$40,891
February 12, 2015	Union Capital	718,283	Debt conversion	$0.0175	$12,570
February 12, 2015	Union Capital	619,209	Debt conversion	$0.0175	$10,836
February 23, 2015	LG Capital	2,485,891	Debt conversion	$0.0120	$29,831
February 25, 2015	GEL Capital	402,299	Debt conversion	$0.0087	$3,500
February 26, 2015	GEL Capital	436,508	Debt conversion	$0.0086	$3,754
March 2, 2015	GEL Capital	213,675	Debt conversion	$0.0082	$1,752
March 3, 2015	GEL Capital	694,444	Debt conversion	$0.0079	$5,486
March 9, 2015	GEL Capital	845,070	Debt conversion	$0.0089	$7,521
March 10, 2015	LG Capital	3,500,000	Debt conversion	$0.0082	$28,700
March 11, 2015	Union Capital	2,137,628	Debt conversion	$0.0080	$17,101
March 11, 2015	GEL Capital	1,173,709	Debt conversion	$0.0080	$9,390
March 13, 2015	GEL Capital	216,450	Debt conversion	$0.0080	$1,732
March 16, 2015	GEL Capital	456,621	Debt conversion	$0.0079	$3,607
March 17, 2015	GEL Capital	561,224	Debt conversion	$0.0071	$3,985
March 17, 2015	Typenex	5,000,000	Debt conversion	$0.0071	$35,500
March 25, 2015	LG Capital	5,251,423	Debt conversion	$0.0078	$40,961
March 27, 2015	Union Capital	4,662,974	Debt conversion	$0.0083	$38,703
		31,780,777			$295,819

During the three months ended March 31, 2015, the Company issued a total of 31,780,777 shares of common stock for debt conversion for an aggregate fair value of $295,819 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $313,319 and the principal and interest converted of $143,736 is recorded as a loss on settlement of promissory notes and interest of $156,214 in the consolidated statements of operations.

As of March 31, 2015 and December 31, 2014, the Company had 232,313,182 and 192,532,405 shares of common stock outstanding respectively.

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

On January 10, 2014, the Board of Directors approved the issuance of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of December 31, 2014, $508,750 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at March 31, 2015 Market Price
Joseph L. DuRant; President, CEO, Director	$136,250	$25,000	$161,250	24,067,164
Roger W. Silverthorn; EVP, Director	$136,250	$25,000	$161,250	24,067,164
Richard L. Fosgitt; EVP, Director	$136,250	$25,000	$161,250	24,067,164
Thomas G. Cote'; Director	-	$25,000	$25,000	3,731,343
	$408,750	$100,000	$508,750	75,932,836

On March 12, 2014 two shareholders loaned their shares to the Company in exchange for a note. The note is payable when shares are available and will be paid at a 50% premium. The total shares returned to treasury were 9,500,000 shares and will be repaid with 14,250,000 shares when available and are recorded as a stock payable for $213,750. The premium has been expensed as other financing costs. The shares were valued at the fair value on the day of the transaction.

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9.00% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note provides for the issuance of common stock having a value equal to the loan amount. $71,250 was outstanding under this Note as of March 31, 2015. $71,500 is reflected in Stock Payable at March 31, 2015. See also Note 7 – Notes Payable Shares of common stock to be issued under this Note at March 31, 2015 market prices totaled 10,671,642.

On December 18, 2014, the Company received $20,000 in exchange for the issuance of restricted common shares to Typenex. On June 18, 2015 the Company will issue $20,000 in unrestricted shares to Typenex, the number of which will equal $20,000 divided by the closing price of the Company’s stock on June 17, 2015.

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6.00%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. Shares of common stock to be issued under this Note at March 31, 2015 totaled 447,761.

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

Stock Options

On July 1, 2014, the Company issued non-qualified stock options to David W. Morgan, the Company’s Chief Financial Officer to purchase 1,000,000 shares of the Company’s common stock at the closing price on July 1, 2014. The closing price on that date was $0.024 per share. 500,000 of the options vest on July 1, 2015 and the remaining 500,000 options vest on July 1, 2016 in accordance with an employment agreement executed on July 1, 2014 between Morgan and the Company. See also Note 4 – Related Party Transactions.

Note 10 – Fair Value Measurements

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

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. As required by FASB ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$605,833	$-	$605,833
Total liabilities	$-	$605,833	$-	$605,833

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$1,246,748	$-	$1,246,748
Total liabilities	$-	$1,246,748	$-	$1,246,748

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Note 11 – Subsequent Events

On May 16, 2013, the Company and Cirque Energy II, LLC announced the entry into a contribution agreement. The Members of the Cirque Energy II, LLC will receive 43,359,487 shares of the Company’s common stock at closing and another 43,359,487 shares of common stock at such time as the stock price reaches $0.50 per share. The agreement has not yet been consummated.

On April 2, 2015, GEL Properties, LLC converted $1,083 in principal owing them under the Note dated January 21, 2014 into 320,513 shares of the Company’s stock.

On April 9, 2015, Matthew Morris converted $6,600 of the amount owing him under the Note dated November 8, 2013 into 5,000,000 shares of the Company’s common stock.

On April 15, 2015, GEL Properties, LLC converted $2,817 in principal owing them under the Note dated January 21, 2014 into 849,673 shares of the Company’s stock.

On April 20, 2015, GEL Properties, LLC converted $2,800 in principal owing them under the Note dated January 21, 2014 into 844,646 shares of the Company’s stock.

On April 21, 2015, GEL Properties, LLC converted $2,000 in principal owing them under the Note dated January 21, 2014 into 961,538 shares of the Company’s stock.

On April 23, 2015, GEL Properties, LLC converted $4,500 in principal owing them under the Note dated January 21, 2014 into 1,688,555 shares of the Company’s stock.

On April 27, 2015, GEL Properties, LLC converted $6,984 in principal owing them under the Note dated January 21, 2014 into 2,620,792 shares of the Company’s stock.

On May 5, 2015, Union Capital, LLC converted $10,000 in principal and $976 in accrued interest owing them under the Note dated April 3, 2014 into 5,354,361 shares of the Company’s common stock.

On May 5, 2015, the Company received a notice of default from Matthew Morris (“Morris”) of notes (1) the Company issued to Morris November 8, 2013 and (2) that Morris assumed in full from Asher Enterprises, Inc. which had been issued on July 10, 2012 by the Company. These two 8% Convertible Promissory Notes are referred to herein as the “Notes.” Under the terms of the Notes, it is an event of default if the Company does not have sufficient shares of common stock authorized for issuance upon conversion of the Notes. As of May 5, 2015, the Company did not have sufficient shares of common stock authorized for issuance upon conversion of the Notes. On May 13, 2015, the Company Matthew Morris entered into a binding term sheet (the “Term Sheet”), whereby Morris agreed to rescind and cancel his notice of default, and to suspend any declaration of default on the Notes until at least July 15, 2015. In consideration for the Morris’s entrance into the Term Sheet, the Company agreed to: (i) increase the principal balance of the Notes by 25%; (ii) adjust the conversion rate of the Notes to 30% of the immediately preceding 3-day average volume-weighted average price, or VWAP; (iii) increase the interest rates on the Notes from 8% to 12% per annum; (iv) establish an irrevocable reserve of 25,000,000 shares of the Company’s common stock, as soon as such amount of shares is authorized by a majority vote of the Company’s shareholders; and (v) draft and deliver to the Holder a formal forbearance agreement based on the terms set forth in the Term Sheet within ten days of the execution of the Term Sheet.

On May 5, 2015, the Company created and established Cirque Gasification Systems, LLC under the corporation laws of the State of Michigan.

On May 6, 2015 the Company created and established Cirque Biomass Holdings, LLC under the corporation laws of the State of Michigan.

On May 8, 2015, GEL Properties, LLC converted $1,500 in principal owing them under the Note dated January 21, 2014 into 391,134 of the Company’s stock.

On May 11, 2015, GEL Properties, LLC converted $3,300 in principal owing them under the Note dated January 21, 2014 into 757,750 of the Company’s stock.

On May 13, 2015, GEL Properties, LLC converted $3,000 in principal owing them under the Note dated January 21, 2014 into 688,863 shares of the Company’s stock. On May 13, 2015, the Board of Directors of the Company adopted a resolution to issue 17,210 Class B Shares to Roger W. Silverthorn (the Company’s President and Chief Executive Officer), 17,210 Class B Shares to Richard L. Fosgitt (the Company’s Executive Vice President), 4,529 Class B Shares to David W. Morgan (the Company’s Chief Financial Officer) and 906 Class B Shares to Thomas G. Coté (a member of the Company’s Board of Directors) in consideration for accrued, but previously unpaid compensation. The Class B Shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Cirque Energy, Inc. (“Cirque,” the “Company,” “we,” “us” or “our company”) was originally incorporated in Florida on July 16, 1998 under the name of Salty’s Warehouse, Inc. and was engaged in selling name-brand consumer products over the Internet. The Company focused on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, though the Company also sold assorted other goods such as watches, sunglasses and sports games. On December 11, 2006, owners of an aggregate of 22,450,000 shares of common stock sold all of them to a group of approximately 54 investors. As a result of this transaction, a change of control in the Company occurred resulting in a change in its name to E World Interactive, Inc. (“E World”). At that time, E World was principally engaged in the sale of online game services and had a media production business in mainland China.

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

Energy Services and Performance Contracting

Cirque is keenly aware of the impact U.S. shale oil and gas developments has had on natural gas markets and consumers. Because of the relative low prices of natural gas (which has ranged between $2.50 and $3.50 during the first quarter of 2015) and high electric utility prices, the opportunities for onsite combined heat and power projects have never been greater. Cirque sees many opportunities at facilities in the municipal, university, schools and hospital market and industries that burn natural gas. Typically, these facilities use natural gas boilers for heat and power. By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers, these facilities can benefit from dramatic energy cost savings.

Cirque plans to pursue projects as an energy services company to design, build, own, operate, and finance CHP projects in the MUSH and industrial markets. Under this model, Cirque intends to provide an initial energy audit or feasibility study for the customer in order to demonstrate the economic savings that can be realized by installing a CHP system. Further, using our strategic partners (Hannon Armstrong and Veolia Energy), Cirque can offer these customers an energy savings performance contract, whereby Cirque will capitalize the project for the customer, with payments from the customer coming from their current utility expense budget. Therefore, the customer can realize the energy savings without having to incur the capital expense of the project. Typically the ESPC is expected to extend over a term of 10-20 years.

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

Results of Operations

Below is a comparison of results of operations for the three months ended March 31, 2015 and March 31, 2014.

The Company reported net income of $16,005 for the three months ended March 31, 2015 versus a net loss of $630,317 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the primary contributors to net income of $16,005 were a gain on derivative liability of $675,029 and a gain on settlement of debt of $67,500 which were largely offset by executive and directors compensation expense of $268,819, loss on settlement of promissory convertible notes of $156,214, amortization of debt discount of $121,076, professional fees of $102,426, and interest expense of $44,861. For the three months ended March 31, 2014, the primary contributors to the net loss of $630,317 were amortization of debt discount of $317,582, loss on settlement of promissory convertible notes of $240,706, executive and directors compensation expense of $225,837, and loss of settlerment of debt of $192,564, which were partially offset by a gain on derivative liability of $760,274.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, net cash used in operating activities totaled $(152,367). Cash provided by financing activities was $157,985, resulting primarily from the issuance of preferred stock and stock issued in settlement of convertible notes, and cash used in investing activities was $-0-. Increase in cash for the period was $5,618.

During the three months ended March 31, 2014, net cash used in operating activities totaled $(460,411). Cash provided by financing activities was $455,375, resulting primarily from the issuance of convertible promissory notes and the addition to stock payables, and cash used in investing activities totaled $(1,200). Decrease in cash for the period was $(6,236).

Cash Flow Requirements for Operations

As of March 31, 2015 the Company had available cash of $5,618. Based on our historical cash needs and our business plan, we require approximately $1,500,000 for operations for the year ending December 31, 2015. We currently have legal and accounting expenses with no revenue generating operations. We rely primarily on the issuance of convertible debt and the sale of our common shares to fund our operating needs.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our current status. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,092,198 at March 31, 2015. The future of the Company is dependent upon its ability to obtain additional financing. Management plans to seek additional financing through debt or the sale of the Company’s common stock through private placements or a secondary offering. There is no assurance that the Company will raise sufficient funds to continue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the quarterly period ended March 31, 2015. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

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

CIRQUE ENERGY, INC.

May 20, 2015	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 20, 2015	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 20, 2015	By:	/s/ David W. Morgan
David W. Morgan
Chief Financial Officer
(Principal Financial Officer)

