Form 10-Q
period 2015-06-30
CIRQUE ENERGY, INC.
filed 2015-12-18
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File No. 000-52438

Cirque Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0855736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

414 West Wackerly Street, Midland, MI 48640-4701

(Address of Principal Executive Offices)

PO Box 214981, Auburn Hills, MI 48321-4981

(Mailing Address)

989-266-9100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 343,180,157 shares of common stock outstanding as of December 18, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cirque Energy, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	Unaudited

Assets
Current assets
Cash	$5,308	$-
Total current assets	5,308	-

Land	-	-
Equipment, net	1,625	4,148
Total Assets	$6,933	$4,148

Liabilities and Stockholders’ Deficit
Current liabilities
Bank overdraft	$-	$15
Accounts and other payables	609,391	547,160
Accounts and other payables - related party	9,043	8,029
Accrued salaries and wages - related party	448,962	457,006
Accrued interest	191,422	131,838
Notes payable	364,673	361,673
Convertible notes - (net of $146,950 and $152,101 unamortized discount)	964,933	1,034,502
Derivative liability	928,979	1,246,748
Total current liabilities	3,517,403	3,786,971

Total Liabilities	3,517,403	3,786,971

Stockholders’ Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized at June 30, 2015 and December 31, 2014.
Class A Preferred stock, $10.00 stated value, 13,420 shares issued and outstanding at June 30, 2015 and December 31, 2014.	134,200	134,200
Class B Preferred stock, $10.00 stated value, 99,997 and 38,193 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	999,910	381,930
Class C Preferred stock, $10.00 stated value, 24,340 shares issued and outstanding at June 30, 2015 and December 31, 2014.	204,850	204,850
Class D Preferred stock, $10.00 stated value, 12,500 and 0 shares designated, issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	125,000	-
Common stock, par value $0.001, 900,000,000 shares authorized, 300,241,514 and 192,532,405 shares outstanding at June 30, 2015 and December 31, 2014, respectively	300,241	192,532
Additional paid-in capital	10,080,960	9,592,543
Preferred stock dividends payable	5,000	-
Stock payable	424,825	421,825
Stock payable-related party	409,375	395,000
Accumulated deficit	(16,194,831)	(15,105,703)
Total Stockholders’ Deficit	(3,510,470)	(3,782,823)
Total Liabilities and Stockholders’ Deficit	$6,933	$4,148

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Bank service charges	1,400	1,157	2,866	2,483
Development projects	511	28,598	837	66,680
Office and miscellaneous	22,809	13,306	29,577	22,870
Executive and directors’ compensation	238,793	209,033	507,611	434,870
Professional fees	91,811	70,690	194,238	142,997
Investor relations	6,005	4,463	11,349	96,597
Travel	21,930	15,251	37,041	32,355
Forfeiture of deposit on landfill	-	-	-	-
Property taxes	-	14,960	-	14,960
Other financing costs	-	253,500	-	346,250
Total operating expense	383,259	610,958	783,519	1,160,062

Operating loss	(383,259)	(610,958)	(783,519)	(1,160,062)

Other income (expense)	-	-	-	-
Gain on sale of assets	-	2,078	-	2,078
Amortization of debt discount	(98,029)	(223,827)	(219,105)	(541,408)
Derivative expense	(68,785)	(110,972)	(72,899)	(191,921)
Gain (loss) on settlement of debt	-	21,000	-	(171,564)
Loss on settlement of promissory convertible notes	(332,199)	(83,376)	(488,413)	(324,082)
Gain (loss) on derivative liability	(75,314)	(83,192)	599,715	677,082
Interest expense	(142,546)	(258,087)	(119,907)	(267,774)
Total other income (expense)	(716,873)	(736,376)	(300,609)	(817,589)
Net loss	$(1,100,132)	$(1,347,334)	$(1,084,128)	$(1,977,651)

Net loss per common share	$(0.004)	$(0.007)	$(0.006)	$(0.011)
Weighted average common shares outstanding	249,898,528	186,781,386	193,250,352	178,502,729

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2015	2014
Operating Activities
Cash flows from operating activities
Net loss	$(1,084,128)	$(1,977,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	521	547
Salary costs-options	5,888	-
Addition to convertible promissory notes for default	22,405	211,722
Amortization of debt discount	219,105	541,408
Issuance of common stock for services	-	339,500
Issuance of common stock for executive and director compensation	209,375	-
Issuance of preferred stock for executive and director compensation	167,792
Loss on settlement of debt	-	171,564
Loss on settlement of convertible promissory notes	(488,413)	324,082
Derivative expense	72,899	191,921
Gain on derivatives	(604,622)	(677,082)
Gain on sale of land	-	(2,078)
Conversion of convertible notes payable	1,017,714
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	62,231	215,374
Accrued interest	62,584	-
Accrued salaries and wages	(8,044)	(33,883)
Accounts payable-related parties	14	-
Cash used in operating activities	(344,679)	(694,576)

Investing activities
Proceeds from sales of land	-	5,000
Proceeds from sale of furniture	2,002	-
Purchase of equipment	-	(4,581)
Cash used in investing activities	2,002	419

Financing activities
Payment of bank overdraft	(15)	-
Stock payable	195,000	267,500
Proceeds from issuance of preferred stock	125,000	-
Preferred stock issued to pay stock payable	(195,000)	-
Proceeds from convertible promissory notes	219,000	425,188
Proceeds from promissory notes	3,000	75,000
Proceeds from related party	1,000	2,900
Payoff of convertible promissory notes	-	(72,531)
Cash provided by financing activities	347,985	698,057

Increase in cash	5,308	3,900

Cash, beginning of period	-	8,841
Cash, end of period	$5,308	$12,741

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities
Shares issued for settlement of convertible notes payable	$1,017,714	$529,893
Preferred Class B shares issued to settle stock payable	$195,000	$381,930
Preferred Class B shares issued to settle accrued payroll	$167,792	$-
Preferred Class C shares issued to settle stock payable	$-	$204,850
Convertible notes issued to settle notes payable	$-	$128,500

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

Note 2 – Condensed Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Report on Form 10-K. The results of operations of the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

The Company’s management believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the Company’s limited operating history; the Company’s ability to acquire new companies with profitable operations; the company’s ability to generate revenue and positive cash flow; advances and trends in new technologies and industry standards; competition from other competitors; regulatory related factors; risks associated with the Company’s ability to attract and retain employees necessary to support its growth; and risks associated with the Company’s growth strategies.

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

Note 4 – Going Concern

Our continuation as a going concern is dependent upon obtaining additional working capital to sustain our current status.  As shown in the accompanying financial statements, the Company had an accumulated deficit of $16,194,831 at June 30, 2015. At present, Management does not have any pending, realistic, or even plausible plans to obtain additional financing from any source. The Company is essentially insolvent. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accounts and other payable, due to related parties	9,043	8,029
Accrued salaries and wages - related party	448,962	457,006
Stock payable - related parties	409,375	395,000
	$867,380	$860,035

Related party transactions during the period include salary and consultancy fees for the six months ended June 30, 2015 and 2014 as follows:

	For the Six Months Ended June 30,
	2015	2014
Joe DuRant: CEO, Director (through April 23, 2015)	$48,046	$156,791
Roger W. Silverthorn: CFO, Director (effective February 1, 2013 through June 30, 2014); CEO effective April 24, 2015	$133,044	151,583
Richard L. Fosgitt: Director, EVP Engineering and Technology (effective August 15, 2013)	$133,044	116,496
David W. Morgan: CFO (effective July 1, 2014)	$79,826	-
Thomas G. Cote’: Director	10,000	10,000
Total	$403,960	$434,870

The Company has recorded $18,943 and $12,446 in payroll tax liabilities during the six months ended June 30, 2015 and June 30, 2014, respectively related to payments made to its executives.

As of June 30, 2015, the Company has accrued liabilities to officers and directors for compensation in common stock in the following amounts:

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at June 30, 2015 Market Price
Joe DuRant: CEO, Director	$101,875	$25,000	$126,875	17,869,718
Roger W. Silverthorn: CEO, Director	$45,000	$5,000	$50,000	7,042,254
Richard L. Fosgitt: EVP, Director	$56,250	$25,000	$81,250	11,443,662
Thomas G. Cote’: Director	-	$25,000	$25,000	3,521,127
	$203,125	$80,000	$283,125	39,876,761

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

Note 6 – Operating Lease Commitments

On February 1, 2014, the Company entered into a twelve-month lease for office space for its head office at 645 Griswold Street, Suite 3274, Detroit, Michigan 48226. The monthly lease payment was $1,200. The lease expired on February 1, 2015 and the Company vacated the premises.

On March 1, 2015, the Company entered into a twelve-month lease for office space for its head office at 414 W. Wackerly Street, Midland, Michigan 48640. The monthly lease payment is $1,720. The lease expires on March 1, 2016.

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

On May 5, 2015, Matthew Morris declared an event of default as the Company failed to timely deliver shares upon notice of conversion. The Company and Morris entered into a forbearance agreement on June 21, 2015 under which the Company agreed to add $27,421 to the principal amount of the Note. The Note balance as of June 30, 2015 was $76,171. The amount added to the principal was reflected in Interest Expense on the income statements for the three and six months ended June 30, 2015.

The fair value of the derivative liability at June 30, 2015 was $66,366, resulting in a loss on the change in fair value of the derivative of $9,645 and $29,410 for the six and three months ended June 30, respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $17,917 and $12,650, respectively.

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

As of December 31, 2014, the entire debt discount of $29,481 had been amortized. The fair value of the derivative liability at June 30, 2015 was $42,728 resulting in a gain on the change in fair value of the derivative of $34,052 and a loss on the change in fair value of the derivative of $8,283 for the six and three months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $12,293 and $7,615, respectively.

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

As of December 31, 2014, the entire debt discount of $58,962 had been amortized. The fair value of the derivative liability at June 30, 2015 was $85,322 resulting in a gain on the change in fair value of the derivative of $35,046 and a loss on the change in fair value of the derivative of $16,568 for the six and three months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $23,799 and $14,422, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During February, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $5,461 into 4,891,260 shares of the Company’s common stock. The Company recorded a loss on the conversion of $38,761, a gain on the derivative liability of $72,142, and gain on settlement of debt of $0 during the three months and the six months ended June 30, 2015 respectively.

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

As of December 31, 2014, the entire debt discount of $30,000 had been amortized. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The fair value of the derivative liability at June 30, 2015 was $39,801 resulting in a gain on the change in fair value of the derivative of $42,061 and a gain on the change in fair value of the derivative of $16,120 for the six and three months ended June 30, 2015 respectively. The Company recorded a gain on settlement of debt of $0 and $15,000 during the three months and six months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $15,807 and $9,708, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During March, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $4,130 into 8,751,423 shares of the Company’s common stock. The fair value of the derivative liability at June 30, 2015 was $0. The Company recorded a loss on the conversion of $0 and $43,161, a gain on the derivative liability of $0 and $72,462, and gain on settlement of debt of $0 and $13,250 during the three and six months ended June 30, 2015,

The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $0 and $3,481, respectively.

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

As of December 31, 2014, the entire debt discount of $52,000 had been amortized. The fair value of the derivative liability at December 31, 2015 is $55,921. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The Company recorded a gain on settlement of debt of $0 and $26,000 during the three and six months ended June 30, 2015 respectively. The fair value of the derivative liability at June 30, 2015 was $68,988 resulting in a gain on the change in fair value of the derivative of $73,201 and a loss on the change in fair value of the derivative of $13,067 for the six and three months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $19,318 and $11,480, respectively.

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

On May 5, 2015, Matthew Morris declared an event of default as the Company failed to timely deliver shares upon notice of conversion. The Company and Morris entered into a forbearance agreement on June 21, 2015 under which the Company agreed to add $62,484 to the principal amount of the Note. On April 9, 2015, the Holder converted $12,600 of principal into 5,000,000 shares of the Company’s common stock. On June 23, 2015, the Holder converted $32,730 of principal into 13,000,000 shares of the Company’s common stock. The Company recorded a loss on the conversion of $97,630. The Note balance as of June 30, 2015 was $64,014. The amount added to the principal was reflected in Interest Expense on the income statements for the three and six months ended June 30, 2015.

As of December 31, 2014, the entire debt discount of $46,500 had been amortized. The fair value of the derivative liability at June 30, 2015 was $53,270 resulting in a loss on the change in fair value of the derivative of $8,143 and a loss on the change in fair value of the derivative of $6,621 for the six and three months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $14,286 and $4,260, respectively.

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

As of December 31, 2014, the entire debt discount of $65,000 had been amortized. The fair value of the derivative liability at June 30, 2015 was $2,190 resulting in a gain on the change in fair value of the derivative of $36,693 and a gain on the change in fair value of the derivative of $24,694 for the six and three months ended June 30, 2015 respectively. During February and March, 2015, Holder converted $24,562 in principal into 5,000,000 shares of the Company’s common stock. During the three months ended June 30, 2015, Holder converted $34,521 in principal and $4,797 in accrued interest into 1,824,320 shares of the Company’s common stock. The Company recorded a loss on conversion of 29,442 and $47,878 for the three and six months ended June 30, 2015, respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $15,034 and $14,745, respectively, while principal of $2.667 and $65,000 is reflected in Convertible Notes on the balance sheet as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, the Company had issued 1,500,000 warrants in accordance with the terms of this Note. The exercise price of the warrant is $0.025 per share. The Company recorded a debt discount in the amount of $112,688 for the Note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the Note and warrants to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

As of April 15, 2014, the Company had failed to file its annual report with the Securities and Exchange Commission thus creating a default according to the terms of the Note. In accordance to the terms of the Note, the default provision requires a penalty of $83,750 to be added to the principal of the Note. This same amount was expensed in the year ended December 31, 2014 as additional interest expense.

On September 19, 2014, the Company borrowed an additional $25,000 under this Note.

On November 19, 2014, the Company and the Holder entered into a forbearance agreement under which the Holder agreed to forebear from exercising any of its rights under the default provisions of the Note. In exchange, the Note principal was adjusted to $337,500 and the interest rate was set at 10.00% per annum.

As of June 30, 2015, the entire debt discount for the Note and warrants had been amortized. The fair value of the derivative liability of the Note and the warrants at June 30, 2015 was $0 and $4,637, respectively, resulting in a gain on the change in fair value of the derivative of $54,785 and $26 on the Note and a gain on the change in fair value of the derivative of $18,255 and $1,953 on the warrants for the six months and three months ended June 30, 2015. The Note and warrants are shown net of a debt discount of $0 at June 30, 2015. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $6,591 and $3,872, respectively. On March 17, 2015, Holder converted $10,365 of the outstanding principal and $11,535 of the accrued interest into 5,000, 000 shares of the Company’s common stock. The Company recorded a loss on the conversion of $13,600 for the six months ended June 30, 2015. On April 13, 2015, Holder converted $13,812 of principle and $2,188 of the accrued interest into 5,000,000 shares of the Company’s common stock. The Company recognized a loss on the conversion of $19,000 for the three and six months ended June 30, 2015. On June 30, 2015, the Holder converted $24,800 of principal into 10,000,000 shares of the Company’s common stock. The Company recognized a loss of the conversion of $45,200 for the three and six months ended June 30, 2015. On June 30, 2015 and December 31, 2014, outstanding principal on the Notes totaled $313,323 and $337,500, respectively.

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

As of June 30, 2015, the entire debt discount of $100,000 had been amortized. The fair value of the derivative liability at June 30, 2015 is $43,598 resulting in a gain on the change in fair value of the derivative of $17,065 and $91,047 for the three and six months ended June 30, 2015. The Note is shown net of a debt discount of $25,206 on the balance sheet at December 31, 2014 and of $0 on the balance sheet at June 30, 2015. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $2,641 and $15,034, respectively. During February and March, 2015, Holder converted $27,000 of the outstanding principal and $2,296 of accrued interest into 7,518,885 shares of the Company’s common stock. During the fiscal quarter ended June 30, 2015, Holder converted $39,752 in principle and $4,123 of accrued interest into 14,027,936 shares of the Company’s common stock. The Company recorded a loss on the conversion of $112,003 and $72,925 for the six months and three months ended June 30, 2015 respectively.

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

In accordance with the terms of the Note, the Holder partially converted the Note on April 3, 2014 into 1,930,005 shares of common stock for principal of $15,000 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $12,599. As of June 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $85,108 resulting in a loss on the change in fair value of the derivative liability of $12,294 and for the three months ended June 30, 2015 and a gain on the change in fair value of the derivative liability $47,158 for the six months ended June 30, 2015. The Note is shown net of a debt discount of $22,685 at December 31, 2014 and $0 on the balance sheet at June 30, 2015. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $9,688 and $6,058, respectively. On February 12, 2015, Holder converted $5,000 of the outstanding principal and $387 of accrued interest into 619,209 shares of the Company’s common stock. The Company recorded a loss on the conversion of $5,449 for the three months and six months ended June 30, 2015.

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

As of June 30, 2015 the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $44,745 resulting in a loss on the change in fair value of the derivative of $328 and $1,331 for the three months and six months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $3,077 and $1,551, respectively.

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

As of June 30, 2015, the entire debt discount of $52,355 had been amortized. On June 4, 2015, the Holder converted $5,000 in principle into 2,439,025 shares of the Company’s common stock. The Company recognized a loss on conversion of $5,488 for the three and six months ended June 30, 2015. On June 16, 2015, the Holder converted $10,000 in principle into 4,878,049 shares of the Company’s common stock. The Company recognized a loss on conversion of $43,658 for the three and six months ended June 30, 2015. On June 19, 2015, the Holder converted $10,000 in principle into 4,878,049 shares of the Company’s common stock. The Company recognized a loss on conversion of $44,634 for the three and six months ended June 30, 2015. On June 29, 2015, the Holder converted $15,000 in principle into 4,166,667 shares of the Company’s common stock. The Company recognized a loss on conversion of $104,530 for the three and six months ended June 30, 2015.

The fair value of the derivative liability at June 30, 2015 was $16,892, resulting in a gain on the change in fair value of the derivative of $39,497 and $78,969 for the three and six months ended June 30, 2015 respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $10,565 and $4,056, respectively.

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

As of June 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $47,298, resulting in a gain of $16,609 and a loss of $9,705 on the change in fair value of the derivative liability for the six and three months ended June 30, 2015. The Note is shown net of unamortized debt discount of $9,705 as of December 31, 2014. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $5,738 and $1,920, respectively.

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

As of June 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $20,271, resulting in a loss on the change in fair value of the derivative liability of $4,161 and a gain of $7,118 for the three months and six months ended June 30, 2015 The Note is shown net of unamortized debt discount of $4,159 as of December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $3,821 and $1,515, respectively.

O’Donnell 1 Note October 31, 2014

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

As of March 31, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $1,077, resulting in a gain on the change in fair value of the derivative liability of $250 and $1,367 for the three months and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $741 as of December 31, 2014. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $199 and $50, respectively.

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

As of June 30, 2015, $10,575 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $29,917 resulting in a loss of $3,804 and a gain of $13,616 on the change in fair value of the derivative for the three months and six months ended June 30, 2015 respectively. The Note is shown net of a debt discount of $9,425 and $19,342 at June 30, 2015 and December 31, 2014, respectively. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $952 and $59, respectively.

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

As of June 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at March 31, 2015 was $431, resulting in a gain on the change in fair value of the derivative liability of $100 and $547 for the three and six months ended June 30, 2015 respectively. The Note is shown net of unamortized debt discount of $913 as of December 31, 2014. The balance sheets as of June 30, 2015 and December 31, 2014 reflect accrued interest of $60 and $1, respectively.

JMJ 8 March 31, 2015

On March 31, 2015, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (the “Holder”) in the original principal amount of $30,000 bearing a 8.00% annual interest rate, unsecured and maturing June 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $24,234 based on the Black Scholes Merton pricing model.

As of June 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $28,139, resulting in a loss of $3,905 on the change in fair value of the derivative liability for the three and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $30,000 as of March 31, 2015. The balance sheet as of June 30 reflects accrued interest of $529.

Union 5 April 2, 2015

On April 2, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital LLC (the “Holder”) in the original principal amount of $26,500 bearing a 9.00% annual interest rate, unsecured and maturing April 2, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $43,229 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $6,047 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $43,229, The Company recognized Derivative Expense of $16,729 in the three and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $20,453 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $582.

Union 6 May 20, 2015

On May 20, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital LLC (the “Holder”) in the original principal amount of $26,500 bearing a 9.00% annual interest rate, unsecured and maturing May 20, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $43,927 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $2,969 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $43,927, The Company recognized Derivative Expense of $17,249 for the three and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $23,531 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $268.

LG Capital Funding, LLC 10 May 29, 2015

On May 29, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital Funding, LLC (the “Holder”) in the original principal amount of $29,000 bearing a 8.00% annual interest rate, unsecured and maturing May 29, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $29,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $42,919 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $2,536 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $29,000, The Company recognized Derivative Expense of $13,919 for the three and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $26,464 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $203.

Adar Bays LLC June 19, 2015

On June 19, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Adar Bays LLC (the “Holder”) in the original principal amount of $25,000 bearing a 8.00% annual interest rate, unsecured and maturing June 19, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the average of the three lowest closing trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $33,543 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $751 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $33,543 The Company recognized Derivative Expense of $8,543 for the three and six months ended June 30, 2015. The Note is shown net of unamortized debt discount of $24,249 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $115.

O’Donnell 4 May 15, 2015

On May 4, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Frank O’Donnell (the “Holder”) in the original principal amount of $32,000 bearing 8.00% annual interest rate, unsecured and maturing June 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $32,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $30,027 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $19,177 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $30,027. The Note is shown net of unamortized debt discount of $11,843 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $403.

JMJ 9 June 24, 2015

On June 24, 2015, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (the “Holder”) in the original principal amount of $50,000 bearing an 8.00% annual interest rate, unsecured and maturing June 24, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded legal fees of $5,000 and a debt discount in the amount of $46,927 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $46,927 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $8,108 of the debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $46,927. The Note is shown net of unamortized debt discount of $41,892 as of June 30, 2015. The balance sheet as of June 30 reflects accrued interest of $39.

Summary

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for’ any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black Scholes pricing model. Amortization of debt discount amounted to $219,105 and $98,029 for the six and three months ended June 30, 2015 respectively as compared to $841,408 and $223,827 for the six and three months ended June 30, 2014 respectively. The derivative liability is revalued each reporting period using the Black Scholes model. Convertible debt as of June 30, 2015 and December 31, 2014 was $1,017,996 and $1,034,502, respectively, and is shown net of debt discount in the amounts of $146,950 and $152,101, respectively. As of June 30, 2015 and December 31, 2014, the derivative liability was $928,979 and $1,246,748, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2014:

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Price was $0.0071 at June 30, 2015.

Variable Conversion Prices - The conversion price was based on 50% to 100% of the average closing price of the Company’s common stock for the previous 10 to 30 trading days prior to the conversion date, or $.0040 at June 30, 2015.

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity was between 3 and 12 months for the outstanding derivatives.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the Valuation Dates with a term commensurate with the remaining term of the debt. The risk free rate was .20% at June 30, 2015 based on one year.

Volatility - The volatility was based on the historical volatility of the Company stock. The average volatility was between 159% and 234% at June 30, 2015.

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

On June 27, 2014, the $53,771 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal

As of June 30, 2015, and December 31, 2014, this note had an outstanding principal balance of $47,000 and accrued interest of $13,657 and $10,771 respectively.

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

On July 31, 2014, the Company issued a note to Kodiak Capital Group, LLC (see Note 6 – Convertible Notes) for $52,500. Of this amount, $37,500 was used to repay principal on the E World Promissory Note February 2, 2014 and a $15,000 convertible note was issued to E World (see Note 6 –Convertible Notes) to further reduce the principal on the E World Promissory Note dated February 2, 2014. The principal balance on this note at June 30,2015 and December 31, 2014 was $130,923.

Blue Atelier April 23, 2014

On April 23, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $75,000 bearing a 9.00% annual interest rate, unsecured and maturing May 31, 2014. The Note went into default for non-payment and, per the terms, an additional $37,500 was added to the principal amount and reflected in Interest Expense on the Consolidated Statements of Operations for the year ended December 31, 2014. The balance sheets as of June 30, 2015 and December 31, 2014 reflect outstanding principal of $112,500 and accrued interest of $8,008 and $4,660, respectively.

E World $71,500

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $71,250 was outstanding under this Note as of June 30, 2015 and December 31, 2014. The balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $4,658 and $1,478, respectively.

O’Donnell 3

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. $3,000 was outstanding under this Note as of June 30, 2015 and the balance sheets as of March 31, 2015 and December 31, 2014 reflect accrued interest of $81 and $0, respectively.

Note 9 – Stockholders’ Equity

The Company is authorized to issue an aggregate of 900,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of “blank check” preferred stock with a par value of $0.001 per share of which 13,420 shares of Class A preferred stock (“Class A”) with a stated value of $10.00 are authorized and 13,420 shares were issued and outstanding at June 30, 2015 and December 31, 2014; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10.00 are authorized and 99,997 and 38,193 shares were issued and outstanding at June 30, 2015 and December 31, 2014, respectively; 100,000 shares of Class C (“Class C”) preferred stock with a stated value of $10.00 are authorized and 24,340 were issued and outstanding at June 30, 2015 and December 31, 2014; 100,000 shares of Class D preferred stock (“Class D”) with a stated value of $10.00 are authorized and 12,500 and 0 shares were issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

The preference term of the Class A and Class B is five years with conversion rights to common shares at any time after six months. Each Class A, Class B, and Class C share is convertible into 2,857.14, 690 and 592 shares of common stock, respectively. Each Class A, Class B and Class C share is entitled to 2,857.14, 3,450 and 592 votes, respectively, on any matter that is brought to a vote of the common stockholders. The preference term of the Class D shares is 24 months. Class D shares require a quarterly dividend payment equal to 8% per annum and are convertible into shares of the Company’s common stock at 50% of the average closing price for the ten-day trading period immediately prior to conversion.

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

On February 17, 2015, the Company sold 11,000 of its Class D Convertible Shares for $110,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. At its option, the Company may redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Such redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On March 4, 2015, the Company sold 1,000 of its Class D Convertible Shares for $10,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. At its option, the Company may redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Such redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On March 9, 2015, the Company sold 500 of its Class D Convertible Shares for $5,000. These shares have a par value of $1 per share, a stated value of $10 per share, and call for the payment of a quarterly dividend at an annual rate of 8.00%. The shares and any accrued and unpaid dividends are convertible by the investors at any time during the first 24 months after investment into shares of the Company’s common stock at 50% of the average closing price of the Company’s common stock during the ten trading days immediately prior to conversion. At its option, the Company may redeem the shares after the 24 month holding period by repaying the initial investment and any unpaid dividends. Such redemption calls for the investors to receive a number of common shares equal to the initial investment divided by the daily average closing price of the Company’s common stock during the ten trading days immediately prior to redemption.

On May 13, 2015, the Board of Directors approved the issuance of 39,850 shares of Series B Preferred Shares to the following officers and directors:

			In settlement
	Shares	Value	of
Roger W. Silverthorn, CEO	17,210	$95,000	Stock payable
Richard L. Fosgitt, EVP	17,210	$95,000	Stock payable
David W. Morgan, CFO	4,529	$25,000	Accrued salary
Thomas G. Cote, Director	901	$5,000	Stock payable
	39,850	$220,000

On June 29, 2015, the Board of Directors approved the issuance of 21,948 shares of Series B Preferred Shares to the following officers and directors:

			In settlement
	Shares	Value	of
Frank O’Donnell, Director and former COO	13,508	$88,542	Accrued salary
Roger W. Silverthorn, CEO	4,220	$27,662	Accrued salary
Richard L. Fosgitt, EVP	4,220	$27,662	Accrued salary
	21,948	$143,866

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2015	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
February 10, 2015	LG Capital	2,405,369	Debt conversion	$0.0170	$40,891
February 12, 2015	Union Capital	718,283	Debt conversion	$0.0175	$12,570
February 12, 2015	Union Capital	619,209	Debt conversion	$0.0175	$10,836
February 23, 2015	LG Capital	2,485,891	Debt conversion	$0.0120	$29,831
February 25, 2015	GEL Capital	402,299	Debt conversion	$0.0087	$3,500
February 26, 2015	GEL Capital	436,508	Debt conversion	$0.0086	$3,754
March 2, 2015	GEL Capital	213,675	Debt conversion	$0.0082	$1,752
March 3, 2015	GEL Capital	694,444	Debt conversion	$0.0079	$5,486
March 9, 2015	GEL Capital	845,070	Debt conversion	$0.0089	$7,521
March 10, 2015	LG Capital	3,500,000	Debt conversion	$0.0082	$28,700
March 11, 2015	Union Capital	2,137,628	Debt conversion	$0.0080	$17,101
March 11, 2015	GEL Capital	1,173,709	Debt conversion	$0.0080	$9,390
March 13, 2015	GEL Capital	216,450	Debt conversion	$0.0080	$1,732
March 16, 2015	GEL Capital	456,621	Debt conversion	$0.0079	$3,607
March 17, 2015	GEL Capital	561,224	Debt conversion	$0.0071	$3,985
March 17, 2015	Typenex	5,000,000	Debt conversion	$0.0071	$35,500
March 25, 2015	LG Capital	5,251,423	Debt conversion	$0.0078	$40,961
March 27, 2015	Union Capital	4,662,974	Debt conversion	$0.0083	$38,703
March 26, 2015	GEL Capital	714,286	Debt conversion	$0.0071	$5,071
April 2, 2015	GEL	320,513	Debt conversion	$0.0051	$1,635
April 9, 2015	Matt Morris	5,000,000	Debt conversion	$0.0073	$36,500
April 13, 2015	Typenex 1	5,000,000	Debt conversion	$0.0070	$35,000
April 15, 2015	GEL	849,673	Debt conversion	$0.0052	$4,418
April 20, 2015	GEL	844,646	Debt conversion	$0.0057	$4,814
April 21, 2015	GEL	961,538	Debt conversion	$0.0050	$4,808
April 23, 2015	GEL	1,688,555	Debt conversion	$0.0047	$7,936
April 27, 2015	GEL	2,620,792	Debt conversion	$0.0052	$13,628
April 28, 2015	GEL	391,134	Debt conversion	$0.0043	$1,682
May 5, 2015	Union 1	5,354,361	Debt conversion	$0.0069	$36,945
May 7, 2015	GEL	560,663	Debt conversion	$0.0085	$4,766
May 11, 2015	GEL	757,750	Debt conversion	$0.0090	$6,820
May 13, 2015	GEL	688,863	Debt conversion	$0.0080	$5,511
May 19, 2015	GEL	216,685	Debt conversion	$0.0080	$1,733
May 20, 2015	GEL	238,353	Debt conversion	$0.0075	$1,788
May 21, 2015	Union 1	4,577,540	Debt conversion	$0.0088	$40,282
June 3, 2015	Kodiak	2,439,025	Debt conversion	$0.0043	$10,488
June 16, 2015	Kodiak	4,878,049	Debt conversion	$0.0110	$53,659
June 19, 2015	Kodiak	4,878,049	Debt conversion	$0.0112	$54,634
June 23, 2015	Union 1	1,321,102	Debt conversion	$0.0100	$13,211
June 24, 2015	Union 1	2,774,933	Debt conversion	$0.0095	$26,362
June 24, 2015	Matt Morris	13,000,000	Debt conversion	$0.0100	$130,000
June 25, 2015	GEL	1,685,155	Debt conversion	$0.0083	$13,987
June 29, 2015	Kodiak	4,166,667	Debt conversion	$0.0062	$25,750
June 30, 2015	Typenex 1	10,000,000	Debt conversion	$0.0070	$70,000
		107,709,109			$907,247

During the six months ended June 30, 2015, the Company issued a total of 107,709,109 shares of common stock for debt conversion for an aggregate fair value of $907,247 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $907,247 and the principal and interest converted of $418,834 is recorded as a loss on settlement of promissory notes and interest of $488,413 in the consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, the Company had 300,241,514 and 192,532,405 shares of common stock outstanding respectively.

Stock Payable

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of June 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 shares of common stock. As of June 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company’s common stock. As of June 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of June 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World and 1,941,714 shares of common stock to Blue Atelier for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of June 30, 2015 and December 31, 2014, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

On January 10, 2014, the Board of Directors approved the issuance of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of June 30, 2015, $283,125 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at June 30, 2015 Market Price
Joe DuRant: CEO, Director	$101,875	$25,000	$126,875	17,869,718
Roger W. Silverthorn: CFO, Director	$45,000	$5,000	$50,000	7,042,254
Richard L. Fosgitt: EVP, Director	$56,250	$25,000	$81,250	11,443,662
Thomas G. Cote’: Director	-	$25,000	$25,000	3,521,127
	$203,125	$80,000	$283,125	39,876,761

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

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note provides for the issuance of common stock having a value equal to the loan amount. $71,250 was outstanding under this Note as of March 31, 2015. $71,500 is reflected in Stock Payable at June 30, 2015 and December 31, 2014. See also Note 7 – Notes Payable. Shares of common stock to be issued under this Note at June 30, 2015 market prices totaled 10,070,422.

On December 18, 2014, the Company received $20,000 in exchange for the issuance of restricted common shares to Typenex. On June 18, 2015 the Company will issue $20,000 in unrestricted shares to Typenex, the number of which will equal $20,000 divided by the closing price of the Company’s stock on June 17, 2015.

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. Shares of common stock to be issued under this Note at June 30, 2015 market prices totaled 422,535.

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

Note 10 – Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability i n an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level l measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. As required by FASB ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$928,979	$-	$928,979
Total liabilities	$-	$928,979	$-	$928,979

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$1,246,748	$-	$1,246,748
Total liabilities	$-	$1,246,748	$-	$1,246,748

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

On July 1, 2015, Union Capital, LLC converted $10,000 in principal and $1,114 in accrued interest owing them under the Note dated April 3, 2014 into 3,585,329 shares of the Company’s common stock.

On July 6, 2015, Matt Morris converted $24,480 in principal owing them under the Note dated November 8, 2013 into 12,000,000 shares of the Company’s common stock.

On July 15, 2015, Union Capital, LLC converted $10,000 in principal and $1,152 in accrued interest owing them under the Note dated April 3, 2014 into 4,646,463 shares of the Company’s common stock.

On July 23, 2015, Union Capital, LLC converted $13,248 in principal and $1,552 in accrued interest owing them under the Note dated April 3, 2014 into 7,047,633 shares of the Company’s common stock.

On July 30, 2015, Typenex Co-Investment, LLC converted $20,000 in principal owing them under the Note dated February 2, 2014 into 8,064,516 shares of the Company’s common stock.

On August 4, 2015, Union Capital, LLC converted $15,000 in principal and $1,479 in accrued interest owing them under the Note dated June 27, 2014 into 7,133,961 shares of the Company’s common stock.

On August 13, 2015, Union Capital, LLC converted $1,000 in principal and $122 in accrued interest owing them under the Note dated May 17, 2013 into 460,714 shares of the Company’s common stock.

On August 10, 2015, the Company entered into a forbearance agreement with Matthew Morris regarding the Asher note that he purchased. He had declared an event of default on August 4, 2015 due to the Company’s inability to deliver common shares in response to a conversion notice that he’d delivered on July 16, 2015. Under the terms of the forbearance agreement, he agreed to rescind the default notice and forbear on all remedies available to him. The forbearance agreement expired on September 10, 2015.

On August 27, 2015 the Company issued a convertible note in the amount of $25,000 to Adar Bays, LLC (the Holder). The Note bears interest at 8% per annum, matures on June 9, 2016, and can be converted, at the Holder’s discretion into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest closing bids during the 20 days prior to conversion.

On August 27, 2015 the Company issued a convertible note in the amount of $26,500 to Union Capital (the Holder). The Note bears interest at 9% per annum, matures on August 27, 2016, and can be converted, at the Holder’s discretion into shares of the Company’s common stock at a price equal to 50% of the lowest closing bid during the 10 days prior to conversion.

On December 7, 2015 the Company issued a convertible note in the amount of $20,000 to Odyssey Research and Trading LLC (the Holder). The Note bears interest at 8% per annum, matures on December 7, 2016, and can be converted, at the Holder’s discretion into shares of the Company’s common stock at a price equal to 60% of the average of the three lowest closing bids during the 20 days prior to conversion.

On December 7, 2015 the Company issued a convertible note in the amount of $19,500 to Union Capital LLC (the Holder). The Note bears interest at 9% per annum, matures on December 7, 2017, and can be converted, at the Holder’s discretion into shares of the Company’s common stock at a price equal to 50% of the lowest closing bid during the 10 days prior to conversion.

On December 7, 2015, the Company, Union Capital LLC, and Odyssey Research and Trading, LLC entered into an escrow agreement under which $34,500 of proceeds from the sale of the convertible notes issued on December 7, 2015 and referenced immediately above are being held by an escrow agent for the benefit of and distribution to several key creditors of the Company. These creditors agreed to complete tasks and services associated with the preparation and filing of the Company’s Quarterly Reports to the SEC on Form 10-Q for the three and six month periods ended June 30, 2015 and for the three and nine month periods ended September 30, 2015 in consideration of being paid for said services from the escrowed funds.

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

DGU Business

●	Under a contract with the Northrop Grumman Corporation, Cirque investigated and obtained research and technical data regarding the ability to produce a mobile, deployable gasification unit capable of producing field electricity for use by the U.S. military and other government users.

●	The goal of this engagement was to determine the potential ability to develop, engineer and fabricate a DGU or other system capable of converting the currently available byproducts or wastes generated by the U.S. military in a typical forward operating base into electricity.

●	The goal is to make systems simple to operate, highly transportable, reliable, and have minimal special training and maintenance requirements.

●	Northrop Grumman and Cirque are committed to continue technology development for the DGU toward commercialization.

●	Northrop Grumman, in partnership with Cirque, is producing the first working DGU prototypes for testing and demonstration for military, government, and commercial customers.

●	We anticipate the deployment of the DGU prototypes.

●	Under the agreement, Cirque will lead the development, manufacturing, and testing of the initial demonstration DGUs, with input from Northrop Grumman.

●	Upon successful demonstration, Northrop Grumman will manufacture DGUs for exclusive sale by Northrop Grumman and Cirque.

Clean Energy Generation Solutions as Energy Services Company (“ESCO”)

Delivery of clean energy Combined Heat and Power (“CHP”) projects, to industrial, commercial, and municipalities, universities, schools, hospitals (“MUSH”) market customers as well as local, state, and federal governments.

●	Projects to be developed and owned by Cirque.

●	Energy sold to customers using various structures which required little or no capital outlay by customers:

●	ESPC – energy savings performance contract; customer pays Cirque money which otherwise would have been paid to utility company in exchange for guaranteed savings.

●	PPA – traditional power purchase agreement.

●	Services contract – energy purchased as a service, thereby allowing a customer to treat a project as “off-credit.”

●	Lease – Cirque to design, build, finance and lease system to a customer.

The Company anticipates acquiring Cirque II. Management expects that this acquisition will provide the Company the new entity with several benefits:

●	Strengthen management team to successfully execute our business plan, including plant operations, project development, construction, start-up, commissioning, fuel procurement and transportation.

●	Skill sets of the new team will mitigate execution risk.

●	New and expanded pipeline of projects and programs in various stages of development.

●	Expanded client relationships, large industrial clients, universities, hospitals, and utilities resulting in more opportunities.

●	Expanded network of project finance relationships and contacts.

●	Our team has experience in development, design, financing, construction, and operations, which positions us to successfully take a potential energy project from vision to completion.

Energy Services and Performance Contracting

Cirque is keenly aware of the impact U.S. shale oil and gas developments has had on natural gas markets and consumers. Because of the relative low prices of natural gas (which has ranged between $3.00 and $3.80 during the first six months of 2015) and high electric utility prices, the opportunities for onsite combined heat and power projects have never been greater. Cirque sees many opportunities at facilities in the municipal, university, schools and hospital market and industries that burn natural gas. Typically, these facilities use natural gas boilers for heat and power. By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers, these facilities can benefit from dramatic energy cost savings.

Cirque plans to pursue projects as an energy services company to design, build, own, operate, and finance CHP projects in the MUSH and industrial markets. Under this model, Cirque intends to provide an initial energy audit or feasibility study for the customer in order to demonstrate the economic savings that can be realized by installing a CHP system. Further, using our strategic partners (Hannon Armstrong and Veolia Energy), Cirque can offer these customers an energy savings performance contract, whereby Cirque will capitalize the project for the customer, with payments from the customer coming from their current utility expense budget. Therefore, the customer can realize the energy savings without having to incur the capital expense of the project. Typically, the ESPC is expected to extend over a term of 10-20 years.

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

Results of Operations

Below is a comparison of results of operations for the three months and six months ended June 30, 2015 and June 30, 2014.

The Company reported a net loss of $1,100,132 for the three months ended June 30, 2015 versus a net loss of $1,347,334 for the three months ended June 30, 2014. The Company reported a net loss of $1,084,128 for the six months ended June 30, 2015 versus a net loss of $1,977,651 for the six months ended June 30, 2014.

For the three months ended June 30, 2015, the primary contributors to the net loss of $1,100,132 were a loss on settlement of promissory convertible notes of $332,199, executive and directors’ compensation of $238,793, interest expense of $142,546, amortization of debt discount of $98,029, professional fees of $91,811, and a loss on derivative liability of $75,314. For the three months ended June 30, 2014, the primary contributors to the net loss of $1,347,334 were interest expense of $258,087, other financing costs of $253,500, amortization of debt discount of $223,827, executive and directors’ compensation of $209,033, derivative expense of $110,972, a loss on settlement of promissory convertible notes of $83,376, and a loss on derivate liability of $83,192.

For the six months ended June 30, 2015, the primary contributors to the net loss of $1,084,128 were executive and directors’ compensation expense of $507,611, a loss on settlement of promissory convertible notes of $488,413, amortization of debt discount of $219,105, professional fees of $194,238, and interest expense of $119,907, which were only partially offset by a gain on derivative liability of $599,715. For the six months ended June 30, 2014, the primary contributors to the net loss of $1,977,651 were amortization of debt discount of $541,408, executive and directors’ compensation expense of $434,870, a loss on settlement of promissory convertible notes of $324,082, interest expense of $267,774, derivative expense of $191,921, loss on settlement of debt of $171,564, and professional fees of $142,997, which were only partially offset by a gain on derivative liability of $677,082.

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

●	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

●	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, net cash used in operating activities totaled $(344,679). Cash provided by financing activities was $347,985, resulting primarily from the issuance of convertible promissory notes and preferred stock, and cash used in investing activities was $2,002. Increase in cash for the period was $5,308.

During the six months ended June 30, 2014, net cash used in operating activities totaled $(694,576). Cash provided by financing activities was $698,057, resulting primarily from the issuance of convertible promissory notes and the addition to stock payables, and cash used in investing activities totaled $419. Increase in cash for the period was $12,741.

Cash Flow Requirements for Operations

As of June 30, 2015 the Company had available cash of $5,308. Based on our historical cash needs and our business plan, we require approximately $1,500,000 for operations for the year ending December 31, 2015. We currently have payroll, legal, accounting, general and administrative expenses with no revenue generating operations. Until now we have relied on the issuance of convertible debt and the sale of our common shares to fund our operating cash requirements. However, these sources of cash are no longer available to us. As of December 18, 2015, the Company had available cash of $11. The Company is essentially insolvent.

Going Concern

Our continuation as a going concern is dependent upon obtaining additional working capital to sustain our current status. As shown in the accompanying financial statements, the Company had an accumulated deficit of $16,194,831 at June 30, 2015. At present, Management does not have any pending, realistic, or even plausible plans to obtain additional financing from any source. The Company is essentially insolvent. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Such disclosure controls and procedures are limited in their effect by the limitation of the numbers of staff available to allow for the desirable level of division of responsibilities and oversight of the controls and procedures.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings were initiated or served upon the Company in the quarterly period ended June 30, 2015. We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

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

CIRQUE ENERGY, INC.

December 18, 2015	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 18, 2015	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer, President and Director
(Principal Executive Officer)

December 18, 2015	By:	/s/ David W. Morgan
David W. Morgan
Chief Financial Officer
(Principal Financial Officer)

