Form 10-Q
period 2015-09-30
CIRQUE ENERGY, INC.
filed 2016-01-06
CIK 1343979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 342,719,443 shares of common stock outstanding as of January 6, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cirque Energy, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	Unaudited

Assets
Current assets
Cash	$848	$-
Total current assets	848	-

Land	-	-
Equipment, net	1,434	4,148
Total Assets	$2,282	$4,148

Liabilities and Stockholders’ Deficit
Current liabilities
Bank overdraft	$-	$15
Accounts and other payables	738,664	547,160
Accounts and other payables - related party	9,043	8,029
Accrued salaries and wages - related party	547,402	457,006
Accrued interest	240,798	131,838
Notes payable	364,673	361,673
Convertible notes - (net of $154,708 and $152,101 unamortized discount)	918,288	1,034,502
Derivative liability	1,701,325	1,246,748
Total current liabilities	4,520,193	3,786,971

Total Liabilities	4,520,193	3,786,971

Stockholders’ Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized at September 30, 2015 and December 31, 2014.
Class A Preferred stock, $10 stated value, 13,420 shares issued and outstanding at September 30, 2015 and December 31, 2014.	134,200	134,200
Class B Preferred stock, $10 stated value, 99,997 and 38,193 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	999,910	381,930
Class C Preferred stock, $10 stated value, 24,340 shares issued and outstanding at September 30, 2015 and December 31, 2014.	204,850	204,850
Class D Preferred stock, $10 stated value, 12,500 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	125,000	-
Common stock, par value $0.001, 900,000,000 shares authorized, 343,180,130 and 192,532,405 shares outstanding at September 30, 2015 and December 31, 2014, respectively	343,180	192,532
Additional paid-in capital	10,268,073	9,592,543
Preferred stock dividends payable	7,500	-
Stock payable	424,825	421,825
Stock payable-related Party	486,875	395,000
Accumulated deficit	(17,512,324)	(15,105,703)
Total Stockholders’ Deficit	(4,517,911)	(3,782,823)
Total Liabilities and Stockholders’ Deficit	$2,282	$4,148

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the quarter ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Bank service charges	712	1,105	3,578	3,589
Development projects	135	12,534	972	79,214
Office and miscellaneous	17,078	9,336	46,648	46,292
Executive and directors’ compensation	198,746	282,204	706,357	717,073
Professional fees	138,831	30,794	333,069	159,703
Investor relations	3,995	1,429	15,344	98,026
Travel	4,820	5,311	41,868	37,666
Forfeiture of deposit on landfill			-	-
Property taxes	-		-	14,960
Other financing costs	-		-	346,250
Total operating expense	364,317	342,713	1,147,836	1,502,773

Operating loss	(364,317)	(342,713)	(1,147,836)	(1,502,773)

Other income (expense)	-	-	-	-
Gain on sale of assets	-	-	-	2,078
Amortization of debt discount	(43,742)	(193,734)	(262,847)	(735,142)
Derivative expense	(62,316)	-	(135,215)	(191,921)
Gain (loss) on settlement of debt	-	-	-	(171,564)
Loss on settlement of promissory convertible notes	(137,203)	-	(625,616)	(324,082)
Gain (loss) on derivative liability	(653,623)	53,118	(53,908)	730,200
Interest expense	(53,792)	(124,837)	(173,699)	(392,611)
Total other income (expense)	(950,676)	(265,453)	(1,251,285)	(1,083,042)
Net loss	$(1,314,993)	$(608,166)	$(2,399,121)	$(2,585,815)

Net loss per common share	$(0.004)	$(0.003)	$(0.012)	$(0.014)
Weighted average common shares outstanding	337,351,637	194,474,851	195,746,809	180,494,661

The accompanying notes are an integral part of these consolidated financial statements.

Cirque Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2015	2014
Operating Activities
Cash flows from operating activities
Net loss	$(2,399,121)	$(2,585,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	712	878
Salary costs-options	8,833	2,944
Addition to convertible promissory notes for default	22,405	211,722
Amortization of debt discount	262,847	735,142
Issuance of common stock for services	-	339,500
Issuance of common stock for executive and director compensation	286,875	158,692
Issuance of preferred stock for executive and director compensation	167,792	-
Loss on settlement of debt	-	171,564
Gain (loss) on settlement of convertible promissory notes	(625,616)	324,082
Derivative expense	135,215	191,921
Loss (gain) on derivatives	53,908	(730,200)
Gain on sale of land	-	(2,078)
Conversion of convertible notes payable	1,333,970
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	191,504	128,512
Accrued Interest	72,627	-
Accrued salaries and wages	90,396	32,915
Accounts payable-related parties	14	-
Cash used in operating activities	(397,639)	(1,020,221)

Investing Activities
Proceeds from sales of land	-	5,000
Proceeds from sale of furniture	2,002	-
Purchase of equipment	-	(4,581)
Cash used in investing activities	2,002	419

Financing Activities
Payment of bank overdraft	(15)	-
Stock payable	195,000	508,625
Proceeds from issuance of preferred stock	125,000	-
Preferred stock issued to pay stock payable	(195,000)	-
Proceeds from convertible promissory notes	267,500	500,188
Proceeds from promissory notes	3,000	75,000
Proceeds from related party	1,000	2,900
Payoff of convertible promissory notes	-	(75,531)
Cash provided by financing activities	396,485	1,011,182

Increase in cash	848	(8,620)

Cash, beginning of period	-	8,841
Cash, end of period	$848	$221

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of convertible notes payable	$1,333,970	$529,893
Preferred Class B shares issued to settle stock payable	$195,000	$381,930
Preferred Class B shares issued to settle accrued payroll	$167,792	$-
Preferred Class C shares issued to settle stock payable	$-	$204,850
Convertible notes issued to settle notes payable	$-	$128,500

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

Note 2 – Condensed Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Report on Form 10-K. The results of operations of the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

Note 4 – Going Concern

Our continuation as a going concern is dependent upon obtaining additional working capital to sustain our current status. As shown in the accompanying financial statements, the Company had an accumulated deficit of $17,512,324 at September 30, 2015. The Company is insolvent. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management. Amounts due to shareholders/related parties are non-interest bearing, unsecured, and due upon demand.

The following is a list of related party balances as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts and other payable, due to related parties	9,043	8,029
Accrued salaries and wages - related party	547,402	457,006
Stock payable - related parties	486,875	395,000
	$1,043,320	$860,035

Related party transactions during the period include salary and consultancy fees for the nine months ended September 30, 2015 and 2014 as follows:

	For the Nine Months Ended September 30,
	2015	2014
Joe DuRant: CEO, Director (through April 23, 2015	$111,094	$226,570
Roger Silverthorn: CFO, Director (effective February 1, 2013 through June 30, 2014); CEO effective April 24, 2015	194,672	221,362
Richard L. Fosgitt: Director: EVP Engineering and Technology (effective August 15, 2013)	194,672	221,362
David Morgan, CFO (effective July 1, 2014)	121,106	30,020
Thomas Cote’: Director	15,000	15,000
Total	$636,544	$714,314

The Company has recorded $110,846 and $85,306 in payroll tax liabilities during the nine months ended September 30, 2015 and June 30, 2014, respectively related to payments made to its executives.

As of September 30, 2015, the Company has accrued liabilities to officers and directors for compensation in common stock in the following amounts:

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at September 30, 2015 Market Price
Joe DuRant: CEO, Director	$101,875	$25,000	$126,875	15,286,145
Roger Silverthorn: CFO, Director	76,250	10,000	86,250	10,391,566
Richard Fosgitt, Director	87,500	30,000	117,500	14,156,627
Thomas Cote’: Director	-	30,000	30,000	3,614,458
	$265,625	$95,000	$360,625	43,448,796

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

On May 5, 2015, Matthew Morris declared an event of default as the Company failed to timely deliver shares upon notice of conversion. The Company and Morris entered into a forbearance agreement on June 21, 2015 under which the Company agreed to add $27,421 to the principal amount of the Note. The Note balance as of September 30, 2015 was $76,171. The amount added to the principal was reflected in Interest Expense on the income statements for the three and nine months ended September 30, 2015.

The fair value of the derivative liability at September 30, 2015 was $97,103, resulting in a loss on the change in fair value of the derivative of $40,382 and $30,737 for the nine and three months ended September 30, respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $24,580 and $12,650, respectively.

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

As of December 31, 2014, the entire debt discount of $29,481 had been amortized. The fair value of the derivative liability at September 30, 2015 was $98,915 resulting in a loss on the change in fair value of the derivative of $90,669 and a loss on the change in fair value of the derivative of $47,904 for the nine and three months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $14,671 and $7,615, respectively.

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

As of December 31, 2014, the entire debt discount of $58,962 had been amortized. The fair value of the derivative liability at September 30, 2015 was $198,557 resulting in a loss on the change in fair value of the derivative of $78,189 and a loss on the change in fair value of the derivative of $113,235 for the three and nine months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $28,534 and $14,422, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During February, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $5,461 into 4,891,260 shares of the Company’s common stock. The Company recorded a loss on the conversion of $38,761, a gain on the derivative liability of $72,142, and gain on settlement of debt of $0 during the three months and the nine months ended September 30, 2015 respectively.

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

As of December 31, 2014, the entire debt discount of $30,000 had been amortized. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The fair value of the derivative liability at September 30, 2015 was $62,197 resulting in a gain on the change in fair value of the derivative of $19,670 and a loss on the change in fair value of the derivative of $22,396 for the nine and three months ended September 30, 2015 respectively. The Company recorded a gain on settlement of debt of $0 and $15,000 during the three months and nine months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $18,907 and $9,708, respectively.

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

As of December 31, 2014, the entire debt discount of $26,500 had been amortized. During March, 2015, the Holder converted the entire principal balance of $26,500 and the accrued interest of $4,130 into 8,751,423 shares of the Company’s common stock. The fair value of the derivative liability at September 30, 2015 was $0. The Company recorded a loss on the conversion of $0 and $43,161, a gain on the derivative liability of $0 and $72,462, and gain on settlement of debt of $0 and $13,250 during the three and nine months ended September 30, 2015.

The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $0 and $3,481, respectively.

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

As of December 31, 2014, the entire debt discount of $52,000 had been amortized. The fair value of the derivative liability at December 31, 2014 was $55,921. On February 15, 2015, the Holder transferred the Note to Kodiak Capital Group. The default penalty was extinguished. The Company recorded a gain on settlement of debt of $0 and $26,000 during the three and nine months ended September 30, 2015 respectively. The fair value of the derivative liability at September 30, 2015 was $107,808 resulting in a gain on the change in fair value of the derivative of $34,381 and a loss on the change in fair value of the derivative of $38,820 for the nine and three months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $23,119 and $11,840, respectively.

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

On May 5, 2015, Matthew Morris declared an event of default as the Company failed to timely deliver shares upon notice of conversion. The Company and Morris entered into a forbearance agreement on June 21, 2015 under which the Company agreed to add $62,484 to the principal amount of the Note. On April 9, 2015, the Holder converted $12,600 of principal into 5,000,000 shares of the Company’s common stock. On June 23, 2015, the Holder converted $32,730 of principal into 13,000,000 shares of the Company’s common stock. On July 6, 2015, the Holder converted $24,480 of principal into 12,000,000 shares of the Company’s common stock. The Company recorded a loss on these conversions of $51,120 and $148,750 for the three and nine months ended September 30, 2015. The Note balance as of September 30, 2015 was $39,534. The amount added to the principal was reflected in Interest Expense on the income statements for the nine months ended September 30, 2015.

As of December 31, 2014, the entire debt discount of $46,500 had been amortized. The fair value of the derivative liability at September 30, 2015 was $58,994 resulting in a loss on the change in fair value of the derivative of $13,867 and a loss on the change in fair value of the derivative of $5,724 for the nine and three months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $18,943 and $4,260, respectively.

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

As of December 31, 2014, the entire debt discount of $65,000 had been amortized. The fair value of the derivative liability at September 30, 2015 was $2,190 resulting in a gain on the change in fair value of the derivative of $36,693 and a gain on the change in fair value of the derivative of $24,694 for the six and three months ended September 30, 2015 respectively. During February and March, 2015, Holder converted $24,562 in principal into 5,000,000 shares of the Company’s common stock. During the three months ended September 30, 2015, Holder converted $34,521 in principal and $4,797 in accrued interest into 1,824,320 shares of the Company’s common stock. The Company recorded a loss on conversion of 29,442 and $47,878 for the three and six months ended September 30, 2015, respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $16,190 and $14,745, respectively, while principal of $2,667 and $65,000 is reflected in Convertible Notes on the balance sheet as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, the Company had issued 1,500,000 warrants in accordance with the terms of this Note. The exercise price of the warrant is $0.025 per share. The Company recorded a debt discount in the amount of $112,688 for the Note and $51,484 for the warrants in connection with the initial valuation of the derivative liability of the Note and warrants to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $51,484 for the warrants at inception, a derivative liability of $112,688 for the conversion at inception, and derivative expense of $23,770 based on the Black Scholes Merton pricing model.

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

As of September 30, 2015, the entire debt discount for the Note and warrants had been amortized. The fair value of the derivative liability of the Note and the warrants at September 30, 2015 was $21,703 and $10,115, respectively, resulting in a gain on the change in fair value of the derivative liability on the Note of $33,172 and a loss of $19,933 for the Note and a gain on the change in fair value of the derivative liability of $11,388 and a loss of $9,673 on the warrants for the nine months and three months ended September 30, 2015. The Note and warrants are shown net of a debt discount of $31,818 at September 30, 2015. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $14,253 and $3,872, respectively. On March 17, 2015, Holder converted $10,365 of the outstanding principal and $11,535 of the accrued interest into 5,000,000 shares of the Company’s common stock. The Company recorded a loss on the conversion of $13,600 for the nine months ended September 30, 2015. On April 13, 2015, Holder converted $13,812 of principal and $2,188 of the accrued interest into 5,000,000 shares of the Company’s common stock. The Company recognized a loss on the conversion of $19,000 for the nine months ended September 30, 2015. On June 30, 2015, the Holder converted $24,800 of principal into 10,000,000 shares of the Company’s common stock. The Company recognized a loss of the conversion of $45,200 for the nine months ended September 30, 2015. On July 30, 2015, the Holder converted $20,000 in principal into 8,064,516 shares of the Company’ common stock. The Company recognized a loss on conversion of $14,677 for the three and nine months ended September 30, 2015 On September 30, 2015 and December 31, 2014, outstanding principal on the Notes totaled $268,523 and $337,500, respectively.

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

As of September 30, 2015, the entire debt discount of $100,000 had been amortized. The fair value of the derivative liability at September 30, 2015 is $16,599 resulting in a gain on the change in fair value of the derivative of $118,046 and $27,000 for the nine and three months ended September 30, 2015. The principal balance of the Note of $8,248 and $75,794 is shown net of a debt discount of $0 and $25,206 on the balance sheet at September 30, 2015 and December 31, 2014, respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $1,196 and $6,732, respectively. During February and March, 2015, Holder converted $27,000 of the outstanding principal and $2,296 of accrued interest into 7,518,885 shares of the Company’s common stock. During the fiscal quarter ended June 30, 2015, Holder converted $39,752 in principal and $4,123 of accrued interest into 14,027,936 shares of the Company’s common stock. During the fiscal quarter ended September 30, 2015, the Holder converted $25,000 of principal and $2,815 in accrued interest into 15,279,425 shares of the Company’s common stock. The Company recorded a loss on the conversion of $166,305 and $54,302 for the nine months and three months ended September 30, 2015 respectively.

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

In accordance with the terms of the Note, the Holder partially converted the Note on April 3, 2014 into 1,930,005 shares of common stock for principal of $15,000 as disclosed in Note 8 resulting in a loss on settlement of promissory convertible notes of $12,599. As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $222,321 resulting in a loss on the change in fair value of the derivative liability of $137,213 and for the three months ended September 30, 2015 and a loss on the change in fair value of the derivative liability $90,054 for the nine months ended September 30, 2015. The Note is shown net of a debt discount of $22,685 at December 31, 2014 and $0 on the balance sheet at September 30, 2015. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $11,596 and $6,058, respectively. On February 12, 2015, Holder converted $5,000 of the outstanding principal and $387 of accrued interest into 619,209 shares of the Company’s common stock. On August 14, 2015 the Holder converted $1,000 in principal and $122 in accrued interest into 460,714 shares of the Company’s common stock. The Company recorded a loss on these conversions of $767 and $6,216 for the three months and nine months ended September 30, 2015.

Union Capital, LLC Promissory Note II June 30, 2014

On June 30, 2014, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital, LLC (the “Holder”) in the original principal amount of $34,188 bearing a 9.00% annual interest rate, unsecured and maturing September 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $34,188 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $46,651 and derivative expense of $12,463 based on the Black Scholes Merton pricing model.

As of September 30, 2015 the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $38,165 resulting in a gain on the change in fair value of the derivative liability of $6,580 and a loss on the change in fair value of derivative liability of and $13,453 for the three months and nine months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $2,166 and $1,551, respectively. On August 5, the Holder converted $15,000 in principal and $1,479 in accrued interest into 7,133,961 shares of the Company’s common stock. The Company recorded a loss on the conversion of $16,337 for the three months and nine months ended September 30, 2015.

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

As of September 30, 2015, the entire debt discount of $52,355 had been amortized. On June 4, 2015, the Holder converted $5,000 in principal into 2,439,025 shares of the Company’s common stock. The Company recognized a loss on conversion of $5,488 for the nine months ended September 30, 2015. On June 16, 2015, the Holder converted $10,000 in principal into 4,878,049 shares of the Company’s common stock. The Company recognized a loss on conversion of $43,658 for the nine months ended September 30, 2015. On June 19, 2015, the Holder converted $10,000 in principal into 4,878,049 shares of the Company’s common stock. The Company recognized a loss on conversion of $44,634 for the nine months ended September 30, 2015. On June 29, 2015, the Holder converted $15,000 in principal into 4,166,667 shares of the Company’s common stock. The Company recognized a loss on conversion of $104,530 for the nine months ended September 30, 2015.

The fair value of the derivative liability at September 30, 2015 was $40,379, resulting in a loss on the change in fair value of the derivative of $23,487 and a gain on the change in the fair value of derivative liability of $55,481 for the three and nine months ended September 30, 2015 respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $13,873 and $4,056, respectively.

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

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $88,845, resulting in a loss of $24,938 and a loss of $41,546 on the change in fair value of the derivative liability for the nine and three months ended September 30, 2015. The Note is shown net of unamortized debt discount of $9,705 as of December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $7,679 and $1,920, respectively.

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

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $38,076, resulting in a loss on the change in fair value of the derivative liability of $17,806 and a loss of $10,688 for the three months and nine months ended September 30, 2015 The Note is shown net of unamortized debt discount of $4,159 as of December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $4,993 and $1,515, respectively.

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

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $2,610, resulting in a loss on the change in fair value of the derivative liability of $1,533 and $166 for the three months and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $741 as of December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $275 and $50, respectively.

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

As of September 30, 2015, $15,616 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $63,606 resulting in a loss of $33,689 and a loss of $20,073 on the change in fair value of the derivative liability for the three months and nine months ended September 30, 2015 respectively. The Note is shown net of a debt discount of $4,384 and $19,342 at September 30, 2015 and December 31, 2014, respectively. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $1,405 and $59, respectively.

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

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $1,044, resulting in a loss on the change in fair value of the derivative liability of $613 and $66 for the three and nine months ended September 30, 2015 respectively. The Note is shown net of unamortized debt discount of $913 as of December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $90 and $1, respectively.

JMJ 8 March 31, 2015

On March 31, 2015, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (the “Holder”) in the original principal amount of $30,000 bearing a 8.00% annual interest rate, unsecured and maturing September 30, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the lowest trading price during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $30,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $24,234 based on the Black Scholes Merton pricing model.

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $63,831, resulting in a loss of $35,692 and $63,381 on the change in fair value of the derivative liability for the three and nine months ended September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $1,063.

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

As of September 30, 2015, $12,299 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $53,617, The Company recognized Derivative Expense of $16,729 in the nine months ended September 30, 2015 and a loss on fair value of derivative liability of $9,655 and $52,884 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $14,201 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $1,183.

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

As of September 30, 2015, $9,630 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $53,617, The Company recognized Derivative Expense of $17,249 for the nine months ended September 30, 2015 and a loss on fair value of derivative liability of $9,690 and $53,617 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $16,870 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $869.

LG Capital Funding, LLC 10 May 29, 2015

On May 29, 2015, the Company issued a Convertible Promissory Note (the “Note”) to LG Capital Funding, LLC (the “Holder”) in the original principal amount of $29,000 bearing a 8.00% annual interest rate, unsecured and maturing May 29, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $29,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $42,919 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $9,825 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $52,189, The Company recognized Derivative Expense of $13,919 for the nine months ended September 30, 2015 and a loss on fair value of derivative liability of $9,271 and $38,270 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $19,175 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $788.

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

As of September 30, 2015, $7,036 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $40,809 The Company recognized Derivative Expense of $8,543 for the nine months ended September 30, 2015 and a loss on fair value of derivative liability of $10,878 and $32,266 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $17,964 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $619.

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

As of September 30, 2015, the entire debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $67,983. The Company recognized Derivative Expense of $30,027 for the nine months ended September 30, 2015 and a loss on fair value of derivative liability of $37,956 for the three and nine months ended September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $1,049.

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

As of September 30, 2015, $13,172 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $112,389. The Company recognized a loss on fair value of derivative liability of $65,462 and a loss on the fair value of derivative liability of $112,389 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $36,828 as of September 30, 2015. The balance sheet as of September 30 reflects accrued interest of $640.

Union 7 August 27, 2015

On August 27, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Union Capital LLC (the “Holder”) in the original principal amount of $26,500 bearing a 9.00% annual interest rate, unsecured and maturing May 20, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price, which means the lowest trading price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $56,748 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $4,152 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $56,478, The Company recognized Derivative Expense of $30,248 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $22,348 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $222.

Adar Bays LLC 2 August 27, 2015

On August 27, 2015, the Company issued a Convertible Promissory Note (the “Note”) to Adar Bays LLC (the “Holder”) in the original principal amount of $25,000 bearing a 8.00% annual interest rate, unsecured and maturing June 19, 2016. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price, which means the average of the three lowest closing trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $30,158 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $3,917 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $30,158 The Company recognized Derivative Expense of $5,158 for the three and nine months ended September 30, 2015. The Note is shown net of unamortized debt discount of $21,083 as of September 30, 2015. The balance sheet as of September 30, 2015 reflects accrued interest of $619.

Summary

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for’ any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black Scholes pricing model. Amortization of debt discount amounted to $262,847 and $43,742 for the nine and three months ended September 30, 2015 respectively as compared to $735,142 and $193,734 for the nine and three months ended September 30, 2014 respectively. The derivative liability is revalued each reporting period using the Black Scholes model. Convertible debt as of September 30, 2015 and December 31, 2014 was $918,288 and $1,034,502, respectively, and is shown net of debt discount in the amounts of $154,708 and $152,101, respectively. As of September 30, 2015 and December 31, 2014, the derivative liability was $1,701,325 and $1,246,748, respectively.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2014:

Stock Price - The Stock Price was based on the average closing price of the Company’s stock as of the Valuation Date. Stock Price was $0.0083 at September 30, 2015.

Variable Conversion Prices - The conversion price was based on 50% to 100% of the average closing price of the Company’s common stock for the previous 10 to 30 trading days prior to the conversion date, or $.0056 at September 30, 2015.

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt. Time to maturity was between 6 and 12 months for the outstanding derivatives.

Risk Free Rate - The risk free rate was based on the Treasury Note rate as of the Valuation Dates with a term commensurate with the remaining term of the debt. The risk free rate was .20% at September 30, 2015 based on one year.

Volatility - The volatility was based on the historical volatility of the Company stock. The volatility was between 168% and 211% at September 30, 2015.

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

On June 27, 2014, the $53,771 of cash proceeds received from the issuance of Union Capital, LLC Promissory Note was used to pay Blue Atelier outstanding principal

As of September 30, 2015, and December 31, 2014, this note had an outstanding principal balance of $47,000 and accrued interest of $15,124 and $10,771 respectively.

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

On July 31, 2014, the Company issued a note to Kodiak Capital Group, LLC (see Note 6 – Convertible Notes) for $52,500. Of this amount, $37,500 was used to repay principal on the E World Promissory Note February 2, 2014 and a $15,000 convertible note was issued to E World (see Note 6 – Convertible Notes) to further reduce the principal on the E World Promissory Note dated February 2, 2014. The principal balance on this note at September 30, 2015 and December 31, 2014 was $130,923.

Blue Atelier April 23, 2014

On April 23, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $75,000 bearing a 9.00% annual interest rate, unsecured and maturing May 31, 2014. The Note went into default for non-payment and, per the terms, an additional $37,500 was added to the principal amount and reflected in Interest Expense on the Consolidated Statements of Operations for the year ended December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect outstanding principal of $112,500 and accrued interest of $9,709 and $4,660, respectively.

E World $71,500

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note calls for the issuance of a stock dividend equal to the loan amount. $71,250 was outstanding under this Note as of September 30, 2015 and December 31, 2014. The balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $6,274 and $1,478, respectively.

O’Donnell 3

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. $3,000 was outstanding under this Note as of September 30, 2015 and the balance sheets as of September 30, 2015 and December 31, 2014 reflect accrued interest of $127 and $0, respectively.

Note 9 – Stockholders’ Equity

The Company is authorized to issue an aggregate of 900,000,000 shares of common stock with a par value of $0.001. The Company is also authorized to issue 20,000,000 shares of “blank check” preferred stock with a par value of $0.001 per share of which 13,420 shares of Class A preferred stock (“Class A”) with a stated value of $10.00 are authorized and 13,420 shares were issued and outstanding at September 30, 2015 and December 31, 2014; 100,000 shares of Class B (“Class B”) preferred stock with a stated value of $10.00 are authorized and 99,997 and 38,193 shares were issued and outstanding at September 30, 2015 and December 31, 2014, respectively; 100,000 shares of Class C (“Class C”) preferred stock with a stated value of $10.00 are authorized and 24,340 were issued and outstanding at September 30, 2015 and December 31, 2014; 100,000 shares of Class D preferred stock (“Class D”) with a stated value of $10.00 are authorized and 12,500 and 0 shares were issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

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

On April 3, 2014, pursuant to an agreement, the Board of Directors approved the issue of 15,557 of Class C Preferred Shares at $10 stated value to Green Renewable Energy Solutions, Inc. in exchange for the voluntary surrender of 9,209,334 shares of common stock. Green Renewable Energy Solutions, Inc. is wholly owned by the Estate of Joseph L. DuRant.

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

On May 13, 2015, the Board of Directors approved the issuance of 39,850 shares of Series B Preferred Shares to the following officers and directors:

	Shares	Value	In settlement of
Roger W. Silverthorn, CEO	17,210	$95,000	Stock payable
Richard L. Fosgitt, EVP	17,210	$95,000	Stock payable
David W. Morgan, CFO	4,529	$25,000	Accrued salary
Thomas G. Cote, Director	901	$5,000	Stock payable
	39,850	$220,000

On June 29, 2015, the Board of Directors approved the issuance of 21,948 shares of Series B Preferred Shares to the following officers and directors:

	Shares	Value	In settlement of
Frank O’Donnell, Director and former COO	13,508	$88,542	Accrued salary
Roger W. Silverthorn, CEO	4,220	$27,662	Accrued salary
Richard L. Fosgitt, EVP	4,220	$27,662	Accrued salary
	21,948	$143,866

Stock Issued for Settlement of Convertible Notes Payable

Date of Issue	Stock Issues for year ended December 31, 2015	Number of Shares issued	Purpose of Issue	Price on date of issue	Market value of shares issued
February 10, 2015	LG Capital	2,405,369	Debt conversion	$0.0170	$40,891
February 12, 2015	Union Capital	718,283	Debt conversion	$0.0175	$12,570
February 12, 2015	Union Capital	619,209	Debt conversion	$0.0175	$10,836
February 23, 2015	LG Capital	2,485,891	Debt conversion	$0.0120	$29,831
February 25, 2015	GEL Capital	402,299	Debt conversion	$0.0087	$3,500
February 26, 2015	GEL Capital	436,508	Debt conversion	$0.0086	$3,754
March 2, 2015	GEL Capital	213,675	Debt conversion	$0.0082	$1,752
March 3, 2015	GEL Capital	694,444	Debt conversion	$0.0079	$5,486
March 9, 2015	GEL Capital	845,070	Debt conversion	$0.0089	$7,521
March 10, 2015	LG Capital	3,500,000	Debt conversion	$0.0082	$28,700
March 11, 2015	Union Capital	2,137,628	Debt conversion	$0.0080	$17,101
March 11, 2015	GEL Capital	1,173,709	Debt conversion	$0.0080	$9,390
March 13, 2015	GEL Capital	216,450	Debt conversion	$0.0080	$1,732
March 16, 2015	GEL Capital	456,621	Debt conversion	$0.0079	$3,607
March 17, 2015	GEL Capital	561,224	Debt conversion	$0.0071	$3,985
March 17, 2015	Typenex	5,000,000	Debt conversion	$0.0071	$35,500
March 25, 2015	LG Capital	5,251,423	Debt conversion	$0.0078	$40,961
March 27, 2015	Union Capital	4,662,974	Debt conversion	$0.0083	$38,703
March 26, 2015	GEL Capital	714,286	Debt conversion	$0.0071	$5,071
April 2, 2015	GEL	320,513	Debt conversion	$0.0051	$1,635
April 9, 2015	Matt Morris	5,000,000	Debt conversion	$0.0073	$36,500
April 13, 2015	Typenex 1	5,000,000	Debt conversion	$0.0070	$35,000
April 15, 2015	GEL	849,673	Debt conversion	$0.0052	$4,418
April 20, 2015	GEL	844,646	Debt conversion	$0.0057	$4,814
April 21, 2015	GEL	961,538	Debt conversion	$0.0050	$4,808
April 23, 2015	GEL	1,688,555	Debt conversion	$0.0047	$7,936
April 27, 2015	GEL	2,620,792	Debt conversion	$0.0052	$13,628
April 28, 2015	GEL	391,134	Debt conversion	$0.0043	$1,682
May 5, 2015	Union 1	5,354,361	Debt conversion	$0.0069	$36,945
May 7, 2015	GEL	560,663	Debt conversion	$0.0085	$4,766
May 11, 2015	GEL	757,750	Debt conversion	$0.0090	$6,820
May 13, 2015	GEL	688,863	Debt conversion	$0.0080	$5,511
May 19, 2015	GEL	216,685	Debt conversion	$0.0080	$1,733
May 20, 2015	GEL	238,353	Debt conversion	$0.0075	$1,788
May 21, 2015	Union 1	4,577,540	Debt conversion	$0.0088	$40,282
June 3, 2015	Kodiak	2,439,025	Debt conversion	$0.0043	$10,488
June 16, 2015	Kodiak	4,878,049	Debt conversion	$0.0110	$53,659
June 19, 2015	Kodiak	4,878,049	Debt conversion	$0.0112	$54,634
June 23, 2015	Union 1	1,321,102	Debt conversion	$0.0100	$13,211
June 24, 2015	Union 1	2,774,933	Debt conversion	$0.0095	$26,362
June 24, 2015	Matt Morris	13,000,000	Debt conversion	$0.0100	$130,000
June 25, 2015	GEL	1,685,155	Debt conversion	$0.0083	$13,987
June 29, 2015	Kodiak	4,166,667	Debt conversion	$0.0062	$25,750
June 30, 2015	Typenex 1	10,000,000	Debt conversion	$0.0070	$70,000
July 1, 2015	Union 1	3,585,329	Debt conversion	$0.0079	$28,324
July 6, 2015	Matt Morris	12,000,000	Debt conversion	$0.0063	$75,600
July 15, 2015	Union 1	4,646,463	Debt conversion	$0.0046	$21,374
July 24, 2015	Union 1	7,047,633	Debt conversion	$0.0046	$32,419
July 30, 2015	Typenex 1	8,064,516	Debt conversion	$0.0043	$34,677
August 5, 2015	Union 2	7,133,961	Debt conversion	$0.0046	$32,816
August 14, 2015	Union 3	460,714	Debt conversion	$0.0041	$1,889
		150,647,725			$1,134,347

During the nine months ended September 30, 2015, the Company issued a total of 150,647,725 shares of common stock for debt conversion for an aggregate fair value of $1,134,347 based on the closing price the date the stock was issued. The difference between the fair value of the shares of common stock issued of $1,134,347 and the principal and interest converted of $508,731 is recorded as a loss on settlement of promissory notes and interest of $625,616 in the consolidated statements of operations.

As of September 30, 2015 and December 31, 2014, the Company had 343,180,130 and 192,532,405 shares of common stock issued and outstanding, respectively.

Stock Payable

On August 14, 2012, the Company entered into 6 month professional services agreement, whereby the Company pays the consultant $5,000 cash and $5,000 worth of common stock each month. As of September 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On July 1, 2012, the Company entered into a nine month professional services agreement, whereby the Company pays the consultant 250,000 shares of common stock. As of September 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On November 1, 2012, the Company entered into a professional services agreement, whereby the Company agreed to pay the consultant $50,000 for services for the Company’s common stock. As of September 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On September 20, 2012, the Company entered into an employment agreement whereby the Company agreed to issue 50,000 shares of common stock valued at $6,995 as a commencement bonus. As of September 30, 2015 and December 31, 2014, the Company has recorded $30,000 in stock payable related to this contract.

On April 22, 2013, the Board of Directors approved the issue of 5,714,286 shares of common stock to E World and 1,941,714 shares of common stock to Blue Atelier for settlement of accounts payable totaling $26,796. The fair value of the shares to be issued is $22,968 based on the quoted market price of the shares on the date of approval. The excess of the accounts payable settled over the fair value of the shares issue of $3,828 is recorded as additional paid-in capital due to the related party relationship. As of September 30, 2015 and December 31, 2014, no shares were issued and the $22,968 for this obligation was recorded as stock payable.

On January 10, 2014, the Board of Directors approved the issuance of capital stock as additional compensation for the officers and Board of Director members. The amount of dollars authorized, to whom they are authorized, and the dollar amount of shares each represent is shown in the chart below. As of September 30, 2015, $360,625 was recorded as stock payable.

	Accrued Compensation to be issued in Capital Stock	Accrued Board of Director Fee to be issued in Capital Stock	Total	Shares of Common Stock to be issued at September 30, 2015 Market Price
Joe DuRant: CEO, Director	$101,875	$25,000	$126,875	15,286,145
Roger Silverthorn: CFO, Director	76,250	10,000	86,250	10,391,566
Richard Fosgitt, Director	87,500	30,000	117,500	14,156,627
Thomas Cote’: Director	-	30,000	30,000	3,614,458
	$265,625	$95,000	$360,625	43,448,796

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

On September 26, 2014, the Company entered into a Promissory Note (the “Note”) with E World (the “Holder”) in the principal amount of $71,500 bearing a 9% annual interest rate, unsecured and maturing November 10, 2014. Additionally, the Note provides for the issuance of common stock having a value equal to the loan amount. $71,250 was outstanding under this Note as of March 31, 2015. $71,500 is reflected in Stock Payable at September 30, 2015 and December 31, 2014. See also Note 7 – Notes Payable. Shares of common stock to be issued under this Note at September 30, 2015 market prices totaled 10,070,422.

On December 18, 2014, the Company received $20,000 in exchange for the issuance of restricted common shares to Typenex. On June 18, 2015 the Company will issue $20,000 in unrestricted shares to Typenex, the number of which will equal $20,000 divided by the closing price of the Company’s stock on June 17, 2015.

On January 16, 2015, the Company received $3,000 pursuant to a promissory note issued to Frank A. O’Donnell. The note is unsecured and bears interest at 6%. It matured on March 31, 2015 and required the issuance of $3,000 in shares of the Company’s common stock. Shares of common stock to be issued under this Note at September 30, 2015 market prices totaled 422,535.

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

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level l measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014. As required by FASB ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$1,701,325	$-	$1,701,325
Total liabilities	$-	$1,701,325	$-	$1,701,325

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$1,246,748	$-	$1,246,748
Total liabilities	$-	$1,246,748	$-	$1,246,748

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

On December 31, 2015, the Company and Union Capital LLC entered into an amendment to all then-outstanding Notes issued by the Company to Union Capital, LLC. The amendment calls for the conversion price on all such Notes to be equal to 50% of the lower of the (i) lowest closing bid price, or (ii) lowest trading price (in both cases, with a ceiling of $0.0075 per share) of the common stock of the Company for the 25 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

Energy Services and Performance Contracting

Cirque is keenly aware of the impact U.S. shale oil and gas developments has had on natural gas markets and consumers. Because of the relatively low prices of natural gas (which have ranged between $2.80 and $3.80 during the first nine months of 2015) and high electric utility prices, the opportunities for onsite combined heat and power projects have never been greater. Cirque sees many opportunities at facilities in the municipal, university, schools and hospital market and industries that burn natural gas. Typically, these facilities use natural gas boilers for heat and power. By replacing these facilities with CHP systems such as micro turbines, reciprocating engines, or gas turbines with heat recovery boilers, these facilities can benefit from dramatic energy cost savings.

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

Results of Operations

Below is a comparison of results of operations for the three months and nine months ended September 30, 2015 and September 30, 2014.

The Company reported a net loss of $1,314,993 for the three months ended September 30, 2015 versus a net loss of $608,166 for the three months ended September 30, 2014. The Company reported a net loss of $2,399,121 for the nine months ended September 30, 2015 versus a net loss of $2,585,815 for the nine months ended September 30, 2014.

For the three months ended September 30, 2015, the primary contributors to the net loss of $1,314,993 were a loss on derivative liability of $653,623, executive and directors’ compensation expense of $198,746, professional fees of $138,831, and a loss on settlement of promissory convertible notes of $137,203. For the three months ended September 30, 2014, the primary contributors to the net loss of $608,166 were executive and directors’ compensation expense of $282,204, amortization of debt discount of $193,734, and interest expense of $124,837.

For the nine months ended September 30, 2015, the primary contributors to the net loss of $2,399,121 were executive and directors’ compensation expense of $706,357, a loss on settlement of promissory convertible notes of $625,616, professional fees of $333,069, amortization of debt discount of $262,847, interest expense of $173,699, and derivative expense of $135,215. For the nine months ended September 30, 2014, the primary contributors to the net loss of $2,585,815 were amortization of debt discount of $735,142, executive and directors’ compensation expense of $717,073, interest expense of $392,611, other financing costs of $346,250, a loss on settlement of promissory convertible notes of $324,082, derivative expense of $191,921, loss on settlement of debt of $171,564, and professional fees of $159,703, which were only partially offset by a gain on derivative liability of $730,200.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, net cash used in operating activities totaled $(397,639). Cash provided by financing activities was $396,485, resulting primarily from the issuance of convertible promissory notes and preferred stock, and cash used in investing activities was $2,002. Increase in cash for the period was $848.

Cash Flow Requirements for Operations

As of September 30, 2015 the Company had available cash of $848. Based on our historical cash needs and our business plan, we require approximately $1,500,000 for operations for the year ending December 31, 2015. We currently have payroll, legal, accounting, general and administrative expenses with no revenue generating operations. Until now we have relied on the issuance of convertible debt and the sale of our common and preferred shares to fund our operating cash requirements. However, these sources of cash are no longer available to us. As of January 6, 2016, the Company had available cash of $(3).

Going Concern

Our continuation as a going concern is dependent upon obtaining additional working capital to sustain our current status. As shown in the accompanying financial statements, the Company had an accumulated deficit of $17,512,324 at September 30, 2015. The Company is insolvent. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision of the Company’s Principal Executive Officer and its Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 22, 2015 Porter, LeVay & Rose, Inc., a provider of public relations services, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of Westchester, claiming that it is owed $36,346.88, plus accrued interest, for unpaid goods and services that had allegedly been provided to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRQUE ENERGY, INC.

January 6, 2016	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 6, 2016	By:	/s/ Roger W. Silverthorn
Roger W. Silverthorn
Chief Executive Officer, President and Director
(Principal Executive Officer)

January 6, 2016	By:	/s/ David W. Morgan
David W. Morgan
Chief Financial Officer
(Principal Financial Officer)

